Form 10-Q
period 2021-10-31
Gitlab Inc.
filed 2021-12-07
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40895
GITLAB INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1861035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Address Not Applicable[1]	Zip Code Not Applicable[1]
(Address of Principal Executive Offices)	Zip Code
Not Applicable
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000025 per share	GTLB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 29, 2021, the number of shares of the registrant’s Class A common stock outstanding was 12.6 million and the number of shares of the registrant’s Class B common stock outstanding was 132.2 million.
_____________________________
1 We are a remote-only company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act and Securities Exchange Act of 1934, as amended, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at Corporation Service Company, 251 Little Falls Drive, Wilmington, Delaware 19808, or to the email address: reach.gitlab@gitlab.com.

Page
Special Note Regarding Forward-Looking Statements
PART I. Financial Information	4
ITEM 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020	5
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2021 and 2020	6
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2021 and 2020	7
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2021 and 2020	9
Notes to Condensed Consolidated Financial Statements	10
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	39
ITEM 4. Controls and Procedures	40
PART II. Other Information	41
ITEM 1. Legal Proceedings	41
ITEM 1A. Risk Factors	42
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	83
ITEM 3. Defaults Upon Senior Securities	84
ITEM 4. Mine Safety Disclosures	84
ITEM 5. Other Information	84
ITEM 6. Exhibits	85
Signatures	86

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•our business plan and our ability to effectively manage our growth;
•our total market opportunity;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•market acceptance of The DevOps Platform and our ability to increase adoption of The DevOps Platform;
•beliefs and objectives for future operations;
•our ability to further penetrate our existing customer base and attract, retain, and expand our customer base;
•our ability to timely and effectively scale and adapt The DevOps Platform;
•our ability to develop new features and bring them to market in a timely manner;
•the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
•our expectations to grow our partner network;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to continue to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•increased expenses associated with being a public company; and

•other statements regarding our future operations, financial condition, and prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this report and the documents that we reference in this report and have filed with the SEC as exhibits to the registration statement of which this report is a part with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31, 2021(1)	January 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$824,714	$282,850
Short-term investments	100,031	—
Accounts receivable, net of allowance for doubtful accounts of $697 and $1,022 as of October 31, 2021 and January 31, 2021, respectively	56,976	39,651
Deferred contract acquisition costs, current	19,880	18,700
Prepaid expenses and other current assets	10,749	7,292
Total current assets	1,012,350	348,493
Deferred contract acquisition costs, long-term	11,433	11,776
Intangible assets, net	515	797
Other long-term assets	4,510	1,500
TOTAL ASSETS	$1,028,808	$362,566
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,943	$3,111
Accrued expenses and other current liabilities	9,572	7,348
Accrued compensation and benefits	16,980	13,179
Deferred revenue, current	147,395	103,543
Total current liabilities	178,890	127,181
Deferred revenue, long-term	27,589	30,625
Other long-term liabilities	12,922	11,078
TOTAL LIABILITIES	219,401	168,884
Commitments and contingencies (Note 17)
CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, $0.0000025 par value; no shares and 79,959 shares authorized as of October 31, 2021 and January 31, 2021, respectively; no shares and 79,551 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	424,904
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0000025 par value; 50,000 shares and no shares authorized; no shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 and 163,000 shares authorized; 12,591 and 1,151 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class B Common stock, $0.0000025 par value; 250,000 and 163,000 shares authorized; 131,955 and 52,468 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Additional paid-in capital	1,292,710	186,892
Accumulated deficit	(507,552)	(398,199)
Accumulated other comprehensive loss	(758)	(19,915)
Total GitLab stockholders' equity (deficit)	784,400	(231,222)
Noncontrolling interests	25,007	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	809,407	(231,222)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,028,808	$362,566
___________
(1) As of October 31, 2021, the consolidated balance sheet includes assets and liabilities of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $20.5 million and $3.0 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 13. Joint Venture and Spin-off” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	$59,774	$36,665	$156,542	$92,254
License—self-managed and other	7,026	5,487	18,315	13,775
Total revenue	66,800	42,152	174,857	106,029
Cost of revenue:
Subscription—self-managed and SaaS	5,608	3,671	16,366	9,487
License—self-managed and other	1,587	966	4,446	2,751
Total cost of revenue	7,195	4,637	20,812	12,238
Gross profit	59,605	37,515	154,045	93,791
Operating expenses:
Sales and marketing	50,543	34,837	133,562	99,164
Research and development	24,664	19,042	68,607	57,942
General and administrative	16,939	8,090	40,276	22,113
Total operating expenses	92,146	61,969	242,445	179,219
Loss from operations	(32,541)	(24,454)	(88,400)	(85,428)
Interest income	127	97	226	1,007
Other income (expense), net	(10,209)	(4,005)	(21,252)	13,447
Loss before income taxes	(42,623)	(28,362)	(109,426)	(70,974)
Provision for (benefit from) income taxes	(875)	246	1,370	1,182
Net loss	$(41,748)	$(28,608)	$(110,796)	$(72,156)
Net loss attributable to noncontrolling interest	(521)	—	(1,443)	—
Net loss attributable to GitLab	$(41,227)	$(28,608)	$(109,353)	$(72,156)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.62)	$(0.57)	$(1.89)	$(1.45)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	67,018	50,306	57,789	49,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net loss	$(41,748)	$(28,608)	$(110,796)	$(72,156)
Foreign currency translation adjustments	9,768	4,082	19,157	(13,300)
Comprehensive loss	$(31,980)	$(24,526)	$(91,639)	$(85,456)
Comprehensive loss attributable to noncontrolling interest	(521)	—	(1,443)	—
Comprehensive loss attributable to GitLab	$(31,459)	$(24,526)	$(90,196)	$(85,456)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended October 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2021	79,551	$424,904	1,151	$—	53,893	$—	$200,838	$(466,325)	$(10,526)	$25,528	$(250,485)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Issuance of common stock related to vested exercised stock options	—	—	—	—	856	—	4,572	—	—	—	4,572
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	155	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	3,972	—	—	—	3,972
Stock-based compensation expense	—	—	—	—	—	—	8,579	—	—	—	8,579
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	9,768	—	9,768
Net loss	—	—	—	—	—	—	—	(41,227)	—	(521)	(41,748)
Balances at October 31, 2021	—	$—	12,591	$—	131,955	$—	$1,292,710	$(507,552)	$(758)	$25,007	$809,407

	Three Months Ended October 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at July 31, 2020	79,959	$425,146	1,151	$—	49,755	$—	$72,486	$(249,553)	$(13,292)	$(190,359)
Issuance of common stock related to vested exercised stock options	—	—	—	—	207	—	503	—	—	503
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	418	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	572	—	—	572
Stock-based compensation expense	—	—	—	—	—	—	2,056	—	—	2,056
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4,082	4,082
Net loss	—	—	—	—	—	—	—	(28,608)	—	(28,608)
Balances at October 31, 2020	79,959	$425,146	1,151	$—	50,380	$—	$75,617	$(278,161)	$(9,210)	$(211,754)

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,881	—	8,992	—	—	—	8,992
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	568	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5,425	—	—	—	5,425
Stock-based compensation expense	—	—	—	—	—	—	17,242	—	—	—	17,242
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	19,157	—	19,157
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	26,450	26,450
Net loss	—	—	—	—	—	—	—	(109,353)	—	(1,443)	(110,796)
Balances at October 31, 2021	—	$—	12,591	$—	131,955	$—	$1,292,710	$(507,552)	$(758)	$25,007	$809,407

	Nine Months Ended October 31, 2020
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 31, 2020	79,959	$425,146	1,151	$—	49,338	$—	$67,168	$(206,005)	$4,090	$(134,747)
Issuance of common stock related to vested exercised stock options	—	—	—	—	507	—	889	—	—	889
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	535	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1,882	—	—	1,882
Stock-based compensation expense	—	—	—	—	—	—	5,678	—	—	5,678
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(13,300)	(13,300)
Net loss	—	—	—	—	—	—	—	(72,156)	—	(72,156)
Balances at October 31, 2020	79,959	$425,146	1,151	$—	50,380	$—	$75,617	$(278,161)	$(9,210)	$(211,754)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(110,796)	$(72,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,242	5,678
Other non-cash expense (income)	(128)	293
Amortization of intangible assets	251	137
Amortization of deferred contract acquisition costs	23,555	12,442
Unrealized foreign exchange (gain) loss	19,752	(13,614)
Changes in assets and liabilities:
Accounts receivable	(17,350)	(18,511)
Prepaid expenses and other current assets	(3,373)	(1,952)
Other long-term assets	(3,120)	(536)
Costs deferred related to contract acquisition	(24,642)	(21,582)
Accounts payable	1,786	318
Accrued expenses and other current liabilities	1,019	1,683
Accrued compensation and benefits	3,812	632
Other long-term liabilities	1,803	688
Deferred revenue	41,469	40,260
Net cash used in operating activities	(48,720)	(66,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets acquisitions, net of cash acquired	—	(933)
Purchases of short-term investments	(100,031)	—
Net cash used in investing activities	(100,031)	(933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	654,552	—
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	14,574	6,619
Repurchase of common stock	(590)	—
Contributions received from noncontrolling interests	26,450	—
Payments of deferred offering costs	(3,398)	—
Net cash provided by financing activities	691,588	6,619
Impact of foreign exchange on cash and cash equivalents	(973)	485
Net increase (decrease) in cash	541,864	(60,049)
Cash and cash equivalents, beginning of period	282,850	343,327
Cash and cash equivalents, end of period	$824,714	$283,278
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,111	$1,921
Cash donations	$1,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$5,425	$1,882
Conversion of convertible preferred stock to common stock upon initial public offering	$424,904	$—
Unpaid deferred offering costs	$1,309	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Notes to Condensed Consolidated Financial Statements
1. Organization and Description of Business
GitLab Inc. (the “Company”) began as an open source project in 2011 and was incorporated in Delaware on September 12, 2014. While the Company is headquartered in San Francisco, California, it operates on an all-remote model. The Company is a technology company and its primary offering is “GitLab”, a complete DevOps platform delivered as a single application. GitLab is used by a wide range of organizations. The Company also provides related training and professional services. GitLab is offered on both self-managed and software-as-a-service ("SaaS") models. The principal markets for GitLab are currently located in the United States, Europe, and Asia Pacific. The Company is focused on accelerating innovation and broadening the distribution of its platform to companies across the world to help them become better software-led businesses.
Stock Split
In January 2019, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a four-to-one stock split of the Company’s issued and outstanding shares of common and convertible preferred stock. The split was effected on February 28, 2019. The par values of the common and convertible preferred stock were also adjusted as a result of the stock split. All issued and outstanding share and per share amounts included in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect this stock split for all periods presented.
Initial Public Offering (“IPO”)
On October 18, 2021, the Company closed its IPO of 8,940,000 shares of Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of Class A common stock, resulting in net proceeds to the Company of $654.6 million, after deducting underwriting discounts of $33.8 million, and before the deferred offering costs discussed below. In addition, an entity affiliated with the Company’s founder and the CEO sold 2,500,000 shares of Class A common stock (upon conversion of shares of Class B common stock) at the IPO. The Company did not receive any proceeds from the sale of shares of its Class A common stock by the selling stockholder.
Prior to the IPO, deferred offering costs, which consist primarily of legal, accounting, consulting, and other fees related to the Company’s IPO, were capitalized in prepaid expense and other current assets on the condensed consolidated balance sheets. During the three and nine months ended October 31, 2021, the Company capitalized $3.4 million and $4.7 million of deferred offering costs, respectively. Upon consummation of the IPO, the deferred offering costs of $4.7 million were reclassified into stockholders’ equity as a reduction of the IPO proceeds on the condensed consolidated balance sheets.
Upon the closing of the IPO, 79.6 million shares of the Company’s outstanding convertible preferred stock were automatically converted into an equal number of shares of Class B common stock.
2. Basis of Presentation and Summary of Significant Accounting Policies
Revision of Previously Issued Financial Statements
During the third quarter of 2021, the Company identified an immaterial error in which $50.0 million of short-term investments were incorrectly reflected within cash and cash equivalents as previously reported for the six months ended July 31, 2021. The third quarter cash and cash equivalents, end of period and purchases of short-term investments reflected in the condensed consolidated statement of cash flows have been revised to correct these amounts as of and for the nine months ended October 31, 2021. The

Company will update cash and cash equivalents, end of period and purchases of short-term investments to properly reflect these amounts for the six months ended July 31, 2021 in the respective future filing.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP.
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2022 and 2021 refer to the fiscal year ended January 31, 2022 and January 31, 2021, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, fair valuation of stock-based compensation, the period of benefit for deferred commissions and valuation allowance for deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include 100% of the accounts of wholly owned and majority owned subsidiaries as well as a variable interest entity for which our Company is the primary beneficiary, and the ownership interest of other investors is recorded as noncontrolling interest. The results of the variable interest entity are recorded on a one-month lag basis and the activity during the intervening one-month lag is not material. All intercompany accounts and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
Notwithstanding the change in the short-term investments policy described below, there were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the final prospectus for our IPO dated as of October 13, 2021 and filed with the SEC, pursuant to Rule 424(b)(4) on October 14, 2021 (Final Prospectus).
Short-Term Investments
The Company classifies certificates of deposits with banks with an original maturity of six months at the date of purchase as short-term investments and such investments are carried at amortized cost, which approximates their fair value.
Recently Adopted Accounting Standards
As an “emerging growth company,” the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act, except for Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers and Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718). The adoption dates discussed below reflect this election.
In March 2016, the Financial Accounting Standards Board (“the FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The impact of the adoption of ASU 2016-09 was not material to the condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payments issued to non-employees for goods or services. The new standard supersedes ASC Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The Company has early adopted ASU 2018-07 as of February 1, 2019. The impact of adoption of ASU 2018-07 was not material to the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles-Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. The Company has prospectively adopted ASU 2018-15 as of February 1, 2021 with no material impact.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 supersedes the lease requirements in ASC Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the condensed consolidated balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For public companies, Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the JOBS Act. For as long as the Company remains an “emerging growth company,” the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2016-02 will not have a material effect on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Since the Company follows private company’s adoption timelines, this new guidance is effective for the Company for its fiscal year beginning February 1, 2023. The Company is currently evaluating the effect of the adoption of ASU 2016-13 on its condensed consolidated financial statements. The effect will largely depend on the composition and credit quality of the Company's portfolio of financial assets and the economic conditions at the time of adoption.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023. Early adoption is permitted. The adoption of ASU 2019-12 will not have a material effect on the Company’s condensed consolidated financial statements.
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
Subscription—self-managed and SaaS	$59,774	89%	$36,665	87%	$156,542	90%	$92,254	87%
Subscription—self-managed	47,215	70	32,023	76	124,742	72	81,414	77
SaaS	12,559	19	4,642	11	31,800	18	10,840	10
License—self-managed and other	$7,026	11%	$5,487	13%	$18,315	10%	$13,775	13%
License—self-managed	5,314	8	3,778	9	13,757	8	10,322	10
Professional services and other	1,712	3	1,709	4	4,558	2	3,453	3
Total revenue	$66,800	100%	$42,152	100%	$174,857	100%	$106,029	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$56,706	$34,964	$147,226	$87,937
Europe	9,165	6,186	24,631	15,427
Asia Pacific	929	1,002	3,000	2,665
Total revenue	$66,800	$42,152	$174,857	$106,029
During the three and nine months ended October 31, 2021 and 2020, the United States accounted for 85% and 84%, 83% and 83% of total revenue, respectively. No other individual country exceeded 10% of total revenue for either period presented.
We operate our business as a single reportable segment.
Deferred Revenue
Revenue recognized during the three months ended October 31, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each such period, was $45.0 million and $28.0 million, respectively. Revenue recognized during the nine months ended October 31, 2021 and 2020, which was included in the deferred revenue balances at the beginning of each such period, was $78.4 million and $53.8 million, respectively. The increase in deferred revenue balances for the periods presented is mainly attributable to the growth of contracts with new as well as existing customers.
Remaining Performance Obligations
As of October 31, 2021 and January 31, 2021, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $242.5 million and $159.9 million, respectively. As of October 31, 2021, we expect to recognize approximately 69% of the transaction price as product or services revenue over the next 12 months and the remainder thereafter.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. At times, cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash and cash equivalents and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these balances. To minimize credit losses on accounts receivable, the Company extends credit to customers based on an evaluation of their ability to pay amounts due under contractual arrangements.
The Company uses various distribution channels to collect payments from users. There were two distribution channels and no distribution channels or individual customers whose balance represented more than 10% of the accounts receivable balance as of October 31, 2021 and January 31, 2021, respectively.
There were no customers whose revenue represented more than 10% of total revenue during the three months and nine months ended October 31, 2021 and 2020.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Prepaid software subscriptions	$4,042	$2,185
Prepaid expenses for Company functions	728	673
Prepaid advertising costs	811	784
Prepaid payroll deposits	695	1,125
Prepaid taxes	2,098	785
Other prepaid expenses	1,405	1,240
Other current assets	970	500
Total prepaid expense and other current assets	$10,749	$7,292
5. Financial Instruments
The Company has $65.0 million and $37.6 million in cash held in bank accounts as of October 31, 2021 and January 31, 2021, respectively. The Company's cash equivalents are invested in money market accounts of $759.7 million and $245.3 million as of October 31, 2021 and January 31, 2021, respectively. The Company's short-term investments are comprised of certificates of deposit from banks of $100 million as of October 31, 2021, have an original maturity of six months and are carried at amortized cost, which approximates their fair value.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Accrued expenses	$6,856	$4,010
Income taxes payable	417	206
Indirect taxes payable	1,484	1,907
Other current liabilities	815	1,225
Total accrued expenses and other current liabilities	$9,572	$7,348
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Accrued commissions	$5,725	$6,564
Accrued team member related payables, excluding commissions	11,255	6,615
Total accrued compensation and benefits	$16,980	$13,179
8. Debt Financing
Line of Credit
On March 25, 2016, the Company executed a Loan and Security Agreement (the “Agreement”) with a financial institution in the United States (as amended from time to time, including the First Amendment to the Agreement dated December 9, 2016, the Second Amendment to the Agreement dated May 31, 2018, and the Third Amendment to the Agreement dated April 2, 2019). As per the amended Agreement, the Company had access to a line of credit of up to $15 million, to be taken in single or multiple drawdowns. The draws could be taken beginning March 25, 2016 (the “Closing Date”) and payable by the maturity date of June 30, 2020.
In May and October 2020, the Company further amended the Agreement to restate certain terms and definitions, including extending the maturity date to June 30, 2022. No advances on the line of credit under this Agreement have been taken by the Company through the date of issuance of this report.
On April 30, 2021, the Company terminated its revolving line of credit agreement with the financial institution. No advances on the line of credit had been taken by the Company through the termination date.
9. Common Stock
In connection with the IPO, on October 18, 2021, the Company filed a restated certificate of incorporation that authorized the issuance of 1,500,000,000 shares of Class A common stock, 250,000,000 shares of Class B common stock, and 50,000,000 shares of preferred stock at $0.0000025 par value for each class of shares. Common stockholders are entitled to dividends when and if declared by the board of directors. No dividends have been declared to date. The holder of each share of Class A common stock is entitled to one vote and the holder of each share of Class B common stock is entitled to ten votes.
On October 18, 2021, the Company closed its IPO of 8,940,000 shares of Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of Class A common stock, resulting in net proceeds to the Company of $654.6 million, after deducting underwriting discounts of $33.8 million, and before the deferred offering costs. Upon consummation of the IPO, the deferred offering costs of $4.7 million were reclassified into stockholders’ equity as a reduction of the IPO proceeds on the condensed consolidated balance sheets. In addition, an entity affiliated with our founder and the CEO sold 2,500,000 shares of our Class A common stock (upon conversion of shares of Class B common stock) at the IPO. The Company did not receive any proceeds from the sale of shares of its Class A common stock by the selling stockholder.
The Company had shares of common stock reserved for future issuance, on an as-converted basis, as follows (in thousands):

	October 31, 2021	January 31, 2021
Class A and Class B common stock
Convertible preferred stock	—	79,551
Options issued and outstanding	19,722	16,043
Shares available for issuance under Equity Incentive Plans	18,200	4,796
RSUs issued and outstanding	3,000	—
Shares reserved for issuance to charitable organizations	1,636	—
2021 ESPP	3,271	—
Warrants issued and outstanding (1)	73	73
Total	45,902	100,463
______________
(1)Concurrent with the Loan and Security Agreement discussed in “Note 8. Debt Financing”, the Company has issued warrants to the financial institution for shares of the Company’s Class B common stock at an effective strike price of $1.18 per share. The warrants have been issued in two tranches that expire in Fiscal 2027 and Fiscal 2029, respectively. The warrants can be converted into common stock at any time before expiry. The warrants have been classified in equity with negligible carrying value.
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of October 31, 2021 and January 31, 2021, there were 908,136 and 1,197,150 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $8.3 million and $8.1 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the condensed consolidated balance sheets.
For accounting purposes, issuance of shares will be recognized only on vesting. However, shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
10. Convertible Preferred Stock
Upon the closing of the IPO, all shares of the Company’s convertible preferred stock outstanding of 79.6 million were automatically converted into an equal number of shares of Class B common stock and their carrying value of $424.9 million was reclassified into stockholders’ equity. As of October 31, 2021, there were no shares of convertible preferred stock issued and outstanding.

The following table summarizes the convertible preferred stock outstanding immediately prior to the conversion into common stock upon the closing of the IPO (in thousands):

Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value
Series safe A1	539	539	100
Series safe A2	5,111	4,911	1,105
Series safe A3	1,600	1,600	450
Series A	12,393	12,393	3,954
Series B	21,109	20,901	19,743
Series C	12,282	12,282	21,935
Series D	12,512	12,512	109,440
Series E	14,413	14,413	268,177
Total	79,959	79,551	424,904
11. Team Member Benefit Plans
The Company contributes to defined contribution plans in the United States and Australia, including a 401(k) savings plan for U.S. based team members and superannuation contributions for Australia based team members. Total contributions to these plans were $0.5 million, $2.0 million, $0.3 million and $1.4 million for the three and nine months ended October 31, 2021 and 2020, respectively.
12. Stock-Based Compensation
Equity Incentive Plans
In 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), in which shares of common stock of the Company are reserved for issuance of stock options to team members, directors, or consultants. The options generally vest 25% upon completion of one year and then ratably over 36 months. Options generally expire ten years from the date of grant. All these options qualify as equity settled awards and contain no performance conditions.
In September 2021, in connection with the IPO, our board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to our 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to our team members. We may grant all other types of awards to our team members, directors, and consultants. We have initially reserved 13,032,289 shares of our Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under our 2021

Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on February 1 of each of the years from 2022 through 2031.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	October 31, 2021	January 31, 2021
Available at beginning of period	4,796	1,540
Awards authorized	22,532	5,788
Options granted	(7,919)	(4,622)
RSUs granted	(3,000)	—
Options cancelled and forfeited	1,701	1,970
Options repurchased	90	120
Available at end of period	18,200	4,796
In the event that shares previously issued under the above Plans are reacquired by the Company, such shares shall be added to the number of shares then available for issuance under the Plans. In the event that an outstanding stock option for any reason expires or is canceled, the shares allocable to the unexercised portion of such stock option will be added to the number of shares then available for issuance under the Plans.
The 2015 Plan allows the grantees to early exercise stock options. See “Note 9. Common Stock” for additional information about early exercised options.
Stock Options
The following table summarizes options activity under the 2015 Plan, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2021	16,043	$6.33	8.39	$166.6
Options granted	7,919	$18.68	8.92
Options exercised	(2,539)	$5.93	5.65
Options cancelled	(77)	$5.64	—
Options forfeited	(1,624)	$10.04	—
Balances at October 31, 2021	19,722	$11.04	8.17	$1,995.1
Exercisable at October 31, 2021	19,722
Options vested at October 31, 2021	6,266	$4.61	6.60	$674.1
Options expected to vest at October 31, 2021	13,456	$14.03	8.89	$1,321.0
The aggregate grant-date fair value of options vested during the three months ended October 31, 2021 and 2020 was $3.1 million and $2.3 million, respectively. The aggregate intrinsic value of options exercised during the three months ended October 31, 2021 and 2020 was $108.6 million and $1.7 million, respectively. The aggregate intrinsic value is the difference between the exercise price of the underlying stock option awards and the estimated fair value of the Company’s common stock. The weighted-average grant-date fair value per share of options granted was $12.74 and $3.13 for the three months ended October 31, 2021 and 2020, respectively.
The aggregate grant-date fair value of options vested during the nine months ended October 31, 2021 and 2020 was $7.5 million and $5.3 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2021 and 2020 was $269.9 million and $4.6 million, respectively. The weighted-average grant-date fair value per share of options granted was $10.81 and $3.05 for the nine months ended October 31, 2021 and 2020, respectively.
As of October 31, 2021 and January 31, 2021, approximately $88.9 million and $26.8 million of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.5 years and 1.3 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
During the three and nine months ended October 31, 2021, no awards have been granted under the 2021 Plan.
Determining Fair Value of Stock Options
The fair value of each stock option grant was estimated on the date of grant, using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Risk-free interest rate	0.89%	0.38%	1.10%	0.51%
Weighted-average volatility	43.80%	32.20%	43.50%	31.60%
Weighted-average expected term (in years)	6.10	6.00	6.10	6.00
Dividend yield	—%	—%	—%	—%
Prior to the IPO, the Company estimated the volatility of common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies in the Company's industry group. After the IPO, the Company will continue to use the historical volatility of comparable publicly-traded companies until we establish a sufficient public trading history.
The expected term is based on the simplified method for grants to employees and on the contractual term for non-employees. The simplified method is used given the lack of historical exercise behavior data in the Company.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero percent as the Company has not paid and does not anticipate paying dividends on common stock.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to our Class B common stock to Mr. Sijbrandij, our founder and the CEO, with an estimated aggregate grant date fair value of $8.8 million, determined utilizing a Monte Carlo valuation model. The model assumed a share price volatility of 45% and a risk free rate of 1.52%. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share on a recognized stock exchange or a per share price received in a corporate transaction defined in the grant. The price hurdles will adjust for stock splits, recapitalizations, and the like. Provided that Sid Sijbrandij continues to be the CEO of the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price hurdles are achieved. We will recognize total stock-based compensation expense of $8.8 million over the requisite service period of each tranche, which ranged from 2.83 to 7.50 years, using the accelerated attribution method. If the stock price hurdles are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of these RSUs.

The Company recorded $0.8 million of stock-based compensation expense related to the CEO RSUs during the three months ended October 31, 2021. As of October 31, 2021, unrecognized stock-based compensation expense related to these RSUs was $8.0 million which will be recognized over the remaining derived service period of the respective tranches.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, our board of directors and our stockholders approved our 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions and provides a 15% purchase price discount of the fair market value of the Company’s Class A common stock on the enrollment date or purchase date, whichever is lower, as well as up to a 27-month look-back period. We have initially reserved 3,271,090 shares of our Class A common stock for issuance and sale under our 2021 ESPP with automatic increase on February 1 for the first ten calendar years. As of October 31, 2021, the enrollment period for eligible team members to participate in the ESPP was still open.
The Company recognized stock-based compensation expense (excluding the expense related to the tender offers - “Note 16. Related Party Transactions” as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue	$331	$74	$722	$206
Research and development	2,147	635	4,653	1,902
Sales and marketing	2,562	813	5,688	2,319
General and administrative	3,539	534	6,179	1,251
Total stock-based compensation expense, excluding tender offers	$8,579	$2,056	$17,242	$5,678
13. Joint Venture and Spin-off
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. This new company offers a dedicated distribution of GitLab’s DevOps platform available as both a self-managed and SaaS offering (GitLab.cn) that will only be available in mainland China, Hong Kong and Macau. The Company contributed an intellectual property license in exchange for a 72.25% equity stake in JiHu and the other two unrelated investors contributed cash in exchange for the remaining equity stake, for a combined interest of $80 million. The term of the Investment Agreement is 50 years unless extended by mutual consent or terminated earlier upon certain specified events. While the Company has disproportionately few voting rights in JiHu pursuant to the Investment Agreement given its 72.25% equity interest, the Company has entered into a license agreement and a technical services agreement with JiHu which when evaluated on a collective basis enables the Company to direct the activities that most significantly affect the economic performance of JiHu. Further, the Company has the obligation to absorb losses and the right to receive benefits of JiHu that could potentially be significant to JiHu. Therefore, the Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. The Company recorded the 27.75% ownership interest of remaining investors as a noncontrolling interest on its condensed consolidated balance sheet. The assets and liabilities and results of operations of JiHu, post inter-company eliminations, were not significant to the Company’s condensed consolidated financial statements, with the exception of cash and cash equivalents of $17.8 million as of October 31, 2021, predominantly comprised of capital contributions from noncontrolling interest holders. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. JiHu is primarily financed through equity and has no financial borrowings.

Selected financial information of JiHu, post inter-company eliminations, is as follows (in thousands):

	Three Months Ended October 31,	Nine Months Ended October 31,
	2021	2021

Revenue	$265	$297
Cost of revenue	243	604
Gross profit (loss)	22	(307)
Operating expenses:
Sales and marketing	780	1,630
Research and development	499	1,376
General and administrative	621	1,984
Total operating expenses	1,900	4,990
Loss from operations	(1,878)	(5,297)
Other income, net	7	8
Net loss before income taxes	(1,871)	(5,289)
Net loss	$(1,871)	$(5,289)

Net loss attributable to noncontrolling interest	$(521)	$(1,443)

October 31, 2021

Cash and cash equivalents	$17,750
Other assets	2,742
Total assets	$20,492

Total liabilities	$3,009
In April 2021, the Company spun off Meltano (“Meltano Inc.”), which started as an internal project within GitLab in July 2018, into a separate legal entity. The entity was funded by GitLab's contribution of intellectual property with the fair value of approximately $0.4 million and a preferred stock financing from third parties of $4.2 million, representing 12% ownership on a fully diluted basis. Even after the preferred stock financing, the Company is the largest shareholder with majority voting rights. Meltano Inc. is considered a subsidiary of the Company under the voting interest model and consolidated in accordance with ASC Topic 810, Consolidation. The Company recorded the preferred stock funding and unvested stock options as noncontrolling interest on its condensed consolidated balance sheet.
14. Income Taxes
Provision for (benefit from) income taxes was $(0.9) million and $0.2 million for the three months ended October 31, 2021 and 2020, respectively, and $1.4 million and $1.2 million for the nine months ended October 31, 2021 and 2020, respectively.
The Company has an effective tax rate of 2.1% and (0.9)% for the three months ended October 31, 2021 and 2020, respectively, and (1.3)% and (1.7)% for the nine months ended October 31, 2021 and 2020, respectively. The changes in the three and nine month effective tax rates related primarily to the company’s ability to benefit from year-to-date losses for the U.S. parent and certain subsidiaries.

The provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. For certain subsidiaries, the Company determined that it was not more likely than not that the Company could recognize its deferred tax assets. Evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of October 31, 2021, the Company recorded $0.3 million of deferred tax assets, net. The Company does not have any deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital.
Uncertain Tax Positions
The Company files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. To date, there have been no income tax audits raised in any jurisdiction.
The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Governments in certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) enacted by the United States on March 27, 2020. The Company is continuing to analyze these legislative developments which are not material for the period ended October 31, 2021.
15. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to GitLab	$(41,227)	$(28,608)	$(109,353)	$(72,156)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	67,018	50,306	57,789	49,806

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.62)	$(0.57)	$(1.89)	$(1.45)
Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	October 31, 2021	January 31, 2021

Shares subject to outstanding common stock options	19,722	16,043
Unvested early exercised stock options	908	1,510
Convertible preferred stock (on an if-converted basis)	—	79,551
RSUs	3,000	—
Warrants	73	73
Total	23,703	97,177
16. Related Party Transactions
In December 2020, the Company’s board of directors facilitated a tender offer which allowed the Company’s current and former team members and founders to sell ordinary shares and vested options to a set of existing investors.
In connection with the above tender offer, during the nine months ended October 31, 2021, the Company repurchased 13,000 shares of Class B common stock from certain team members (ineligible to participate in the original fiscal 2021 tender offer) of vested stock options for an aggregate amount of $0.6 million. The excess of the transaction price over the fair value of the instruments repurchased has been recognized as additional stock-based compensation expense of $0.3 million. Shares repurchased have been retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.
17. Commitments and Contingencies
Hosting Infrastructure Commitments
In September 2020, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum service commitment of $97.0 million over a five year period. We expect to meet this minimum commitment by the end of fiscal year 2024. Future hosting infrastructure minimum commitments are as follows as of October 31, 2021 (in thousands):

	Total	Less than 1 Year	1-3 Years
Purchase commitments	$78,635	$27,345	$51,290
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. If applicable, the Company accrues receivables for probable insurance or other third-party recoveries. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of October 31, 2021 and January 31, 2021, the estimated liability relating to these matters was $2.6 million and $2.3 million, respectively.
Warranties and Indemnifications
The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the condensed consolidated financial statements.
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s platform or the Company’s acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments.
In addition, the Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.
Legal Proceedings
We are, and from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
18. Subsequent Events
On November 18, 2021, the Company received a request for the exercise of all of its warrants outstanding. Pursuant to these exercises, the Company issued 72,772 shares of Class B common stock against the $0.1 million cash proceeds received.
On November 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with a technology company based in San Francisco, California (the “Target”). Under the Merger Agreement, a wholly-owned subsidiary of the Company merged with and into the Target, with the Target surviving as a wholly-owned subsidiary of the Company. The consideration payable under the Merger Agreement consists of approximately $3.0 million in cash and 26,590 shares of Company Class B Common Stock paid at the closing, and contingent payments of up to $14.5 million, comprised of $12.0 million in cash and 26,590 shares of Company Class B Common Stock to be paid post-closing. These contingent payments are based upon the satisfaction of certain defined operational milestones. The transaction closed on December 3, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2021 included in the final prospectus for our initial public offering (“IPO”) dated as of October 13, 2021 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on October 14, 2021 (“Final Prospectus”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We believe in an innovative world powered by software. To realize this vision, we pioneered The DevOps Platform, a fundamentally new approach to DevOps consisting of a single codebase and interface with a unified data model. The DevOps Platform allows everyone to contribute to build better software rapidly, efficiently, and securely.
Today, every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at building and delivering software.
GitLab is The DevOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver desired business outcomes. Having all teams on a single application with a single interface represents a step change in how organizations plan, build, secure, and deliver software.
The DevOps Platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. The DevOps Platform also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
The DevOps Platform is available to any company, regardless of the size, scope, and complexity of their deployment. As a result, we have a large number of customers on paid trials or with single-digit users. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue (“ARR”) in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevOps Platform is considered a single customer for determining each organization’s ARR. Our company exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with intentional transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making information public, we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.

We make our plans available through our self-managed and SaaS offerings. For our self-managed offering, the customer installs The DevOps Platform in its own private, or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted in the public cloud.
Initial Public Offering
On October 18, 2021, we closed our IPO of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million.
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, operations, IT, and security teams to collaborate in a single application across the entire DevOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevOps Platform on the 22nd of every month and, as of October 31, 2021, had done so for the last 121 months. We intend to continue releasing new software at this cadence.
We also intend to continue investing in research and development to further enhance The DevOps Platform and sustain our innovation and technology leadership. We have a history of investing in our open source community and intend to continue to leverage our open source software to accelerate innovation. We also intend to continue to add headcount to our research and development team and support functions to extend the functionality and range of The DevOps Platform by bringing new and improved products and services to our customers.
We expect our research and development expenses to increase on an absolute basis in future periods. We foresee that such investment in research and development will contribute to our long-term growth, but will also negatively impact our short-term profitability. As engaged members of the GitLab open-source community, our contributors often serve as subject matter experts at market-leading developer events and The DevOps Platform is presented on the cutting edge of innovation. We intend to continue to invest in building out this community to foster more contributions and collaboration in the space. Our open source community, in turn, accelerates our ability to innovate and provide a better platform to our customers. We intend to expend additional resources in the future to continue enhancing The DevOps Platform and introducing new products, features and functionality.
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The DevOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 4,057 as of October 31, 2021 from 2,438 as of October 31, 2020, an increase of 66%, our $100,000 ARR customers increased to 427 as of October 31, 2021 from 247 as of October 31, 2020, an increase of 73%. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The DevOps Platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both domestically and internationally. We believe our estimated 30 million registered users, which includes users of our free platform, provides a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers. While we cannot predict customer adoption rates and demand, the future growth rate and size of the market for DevOps platforms, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree and speed with which organizations adopt The DevOps Platform.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of October 31, 2021 and 2020, our Dollar-Based Net Retention Rate were above 130%. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expansion of The DevOps Platform with Base Customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The DevOps Platform by additional users within their organizations, and upgrading customers to higher-cost tiers. Ultimately our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The DevOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
Partnerships, Alliances, Channels, and Integrations
We believe that our further growth depends in part on our ability to build and maintain successful partnerships, alliances, channels and integrations. In fiscal 2021, we began investing in developing a strong ecosystem and partner network, comprised of cloud and technology partners, re-sellers, and system integrators, as a way to expand our go-to-market strategy. We plan to continue investing in and developing these relationships to broaden our distribution footprint and drive greater awareness of our brand and The DevOps Platform. We believe that these partnerships will extend our sales reach and provide product and technology integrations that will accelerate implementation of The DevOps Platform domestically and internationally, although investing in these relationships can be time consuming and costly. While expending resources in developing these partnerships and alliances may adversely impact our short-term profitability, we believe these investments will lead to longer term growth for the business as a whole.
Continuing to Scale our Business
We plan to continue investing in our business so that we can capitalize on our market opportunity. We believe that these investments will contribute to our long-term growth, although they may adversely affect our operating results in the near term. Furthermore, we expect our general and administrative expenses to increase in absolute amount for the foreseeable future given the additional expenses for accounting, compliance, and investor relations as a public company. While we expect these investments will contribute to our long-term growth, they may adversely affect our profitability in the near term, until such time as we are able to sufficiently grow our number of customers and increase the value of ARR with existing customers. We plan to balance these investments in future growth with a continued focus on managing our operating results.

Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Dollar-Based Net Retention Rate and ARR
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-Based Net Retention Rate measures the percentage change in our ARR derived from our customer base at a point in time. Our calculation of ARR and by extension Dollar-Based Net Retention Rate, includes both self-managed and SaaS license revenue. We report Dollar-Based Net Retention Rate on a threshold basis.
We calculate ARR by taking the monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts of subscriptions, including our self-managed and SaaS offerings but excluding professional services. We calculate Dollar-Based Net Retention Rate as of a period end by starting with our customers as of the 12 months prior to such period end, or the Prior Period ARR. We then calculate the ARR from these customers as of the current period end, or the Current Period ARR. The calculation of Current Period ARR includes any upsells, price adjustments, user growth within a customer, contraction, and attrition. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the Dollar-Based Net Retention Rate.

	As of October 31,
	2021	2020
Dollar-Based Net Retention Rate	> 130%	> 130%
Customers with ARR of $100,000 or More
We believe that our ability to increase the number of $100,000 ARR customers is an indicator of our market penetration and strategic demand for The DevOps Platform. A single organization with separate subsidiaries, segments, or divisions that use The DevOps Platform is considered a single customer for determining each organization’s ARR. We do not count our reseller or distributor channel partners as customers. In cases where customers subscribe to The DevOps Platform through our channel partners, each end customer is counted separately.

	As of October 31,
	2021	2020
$100,000 ARR customers	427	247
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Our self-managed and SaaS subscriptions consist of support, maintenance, upgrades and updates on a when-and-if-available basis. Revenue for support and maintenance is recognized ratably over the contract period based on the stand-ready nature of these subscription elements.
Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public cloud. Revenue from our SaaS offering is recognized ratably over the contract period when the performance obligation is satisfied. The typical term of a subscription contract for self-managed or SaaS offering is one to three years.

License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with access to proprietary software features. License revenue is recognized up front when the software license is made available to our customer.
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given our limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 3%, 2%, 4% and 3% of our total revenue for the three and nine months ended October 31, 2021 and 2020, respectively.
Cost of Revenue
Subscription - self-managed and SaaS
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third-party service providers, personnel-related costs, including stock-based compensation expenses, associated with our customer support personnel, including contractors, and allocated overhead. We expect our cost of revenue for self-managed and SaaS subscriptions to increase in absolute dollars as our self-managed and SaaS subscription revenue increases. As our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins.
License - self-managed and other
Cost of self-managed license sales includes personnel-related expenses, including stock-based compensation expenses. Other costs of sales include professional services, personnel-related costs associated with our customer support personnel, including contractors, and allocated overhead.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include IT overhead costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, including a portion of the costs for our gathering of staff and leaders at one site we call “Contribute” once a year, branding and marketing events, promotions, subscription services and our hosting expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal.
We expect sales and marketing expenses to increase in absolute dollars as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base, but to decrease as a percentage of our total revenue over time, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.

Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development personnel, including internal hosting, contractors and allocated overhead associated with developing new features or enhancing existing features as well as a portion of the costs for our gathering of staff and leaders at one site we call “Contribute” once a year. Costs related to research and development are expensed as incurred.
We expect research and development expenses to increase in absolute dollars as we continue to increase investments in our existing products and services. However, we anticipate research and development expenses to decrease as a percentage of our total revenue over time, although our research and development expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources. General and administrative expenses also include external legal, accounting, director and officer insurance, a portion of the costs for our gathering of staff and leaders at one site we call “Contribute” once a year, other consulting, and professional services fees, software and subscription services, and other corporate expenses.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
Interest Income, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance in some jurisdictions against our deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription—self-managed and SaaS	$59,774	$36,665	$156,542	$92,254
License—self-managed and other	7,026	5,487	18,315	13,775
Total revenue	66,800	42,152	174,857	106,029
Cost of revenue:(1)
Subscription—self-managed and SaaS	5,608	3,671	16,366	9,487
License—self-managed and other	1,587	966	4,446	2,751
Total cost of revenue	7,195	4,637	20,812	12,238
Gross profit	59,605	37,515	154,045	93,791
Operating expenses:
Sales and marketing(1)	50,543	34,837	133,562	99,164
Research and development(1)	24,664	19,042	68,607	57,942
General and administrative(1)	16,939	8,090	40,276	22,113
Total operating expenses	92,146	61,969	242,445	179,219
Loss from operations	(32,541)	(24,454)	(88,400)	(85,428)
Interest income	127	97	226	1,007
Other income (expense), net	(10,209)	(4,005)	(21,252)	13,447
Loss before income taxes	(42,623)	(28,362)	(109,426)	(70,974)
Provision for (benefit from) income taxes	(875)	246	1,370	1,182
Net loss	$(41,748)	$(28,608)	$(110,796)	$(72,156)
Net loss attributable to noncontrolling interest(2)	(521)	—	(1,443)	—
Net loss attributable to GitLab	$(41,227)	$(28,608)	$(109,353)	$(72,156)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$331	$74	$722	$206
Research and development	2,147	635	4,653	1,902
Sales and marketing	2,562	813	5,688	2,319
General and administrative	3,539	534	6,179	1,251
Total stock-based compensation expense	$8,579	$2,056	$17,242	$5,678

(2)Our condensed consolidated financial statements include our variable interest entity, Jihu and majority owned subsidiary, Meltano Inc. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 13. Joint Venture and Spin-off” to our condensed consolidated financial statements for additional details.
The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	11	11	12	12
Gross profit	89	89	88	88
Operating expenses:
Sales and marketing	76	83	76	94
Research and development	37	45	39	55
General and administrative	25	19	23	21
Total operating expenses	138	147	139	169
Loss from operations	(49)	(58)	(51)	(81)
Interest income	—	—	—	1
Other income (expense), net	(15)	(10)	(12)	13
Loss before income taxes	(64)	(67)	(63)	(67)
Provision for (benefit from) income taxes	(1)	1	1	1
Net loss	(62)%	(68)%	(63)%	(68)%
Net loss attributable to noncontrolling interest	(1)%	—%	(1)%	—%
Net loss attributable to GitLab	(62)%	(68)%	(63)%	(68)%
Comparison of the Three and Nine Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Subscription—self-managed and SaaS	$59,774	$36,665	$23,109	63%	$156,542	$92,254	$64,288	70%
License—self-managed and other	7,026	5,487	1,539	28	18,315	13,775	4,540	33
Total revenue	$66,800	$42,152	$24,648	58%	$174,857	$106,029	$68,828	65%
Revenue increased $24.6 million or 58%, to $66.8 million for the three months ended October 31, 2021 from $42.2 million for the three months ended October 31, 2020, primarily due to the ongoing demand for The DevOps Platform. Revenue increased $68.8 million or 65%, to $174.9 million for the nine months ended October 31, 2021 from $106.0 million for the nine months ended October 31, 2020, primarily due to the ongoing demand for The DevOps Platform. The increase in both periods was due to adding new customers, the expansion within our existing paid customers and an increase in our number of $100,000 ARR customers. Our expansion is reflected by our Dollar-Based Net Retention Rate above 130% as of October 31, 2021. We had 427 $100,000 ARR customers as of October 31, 2021, increasing from 247 as of October 31, 2020.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Cost of revenue	$7,195	$4,637	$2,558	55%	$20,812	$12,238	$8,574	70%
Gross profit	59,605	37,515	22,090	59	154,045	93,791	60,254	64
Gross margin	89%	89%			88%	88%
Cost of revenue increased by $2.6 million, to $7.2 million for the three months ended October 31, 2021 from $4.6 million for the three months ended October 31, 2020, primarily due to a $1.4 million increase in personnel-related expenses, which include stock-based compensation expense, driven by a 18% increase in our average customer support and consulting delivery headcount. The remaining change was primarily attributable to an increase in third-party hosting costs and an increase in total Infrastructure and Customer Support expense allocated to paid users of $0.9 million. Gross margin was consistent at 89% for the three months ended October 31, 2021 and 2020.
Cost of revenue increased by $8.6 million, to $20.8 million for the nine months ended October 31, 2021 from $12.2 million for the nine months ended October 31, 2020, primarily due to a $4.1 million increase in personnel-related expenses, which includes stock-based compensation expense, driven by a 22% increase in our average customer support and consulting delivery headcount. The remaining change was primarily attributable to an increase in third-party hosting costs of $2.1 million and an increase in total Infrastructure and Customer Support expense allocated to paid users of $1.5 million. Gross margin was consistent at 88% for the nine months ended October 31, 2021 and 2020.
Cost of revenue for the three and nine months ended October 31, 2021 includes $0.2 million and $0.6 million attributable to our variable interest entity, JiHu, respectively. See “Note 13. Joint Venture and Spin-off” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Sales and marketing expenses	$50,543	$34,837	$15,706	45%	$133,562	$99,164	$34,398	35%
Sales and marketing expenses increased by $15.7 million, to $50.5 million for the three months ended October 31, 2021 from $34.8 million for the three months ended October 31, 2020, primarily due to an increase of $10.2 million in personnel-related expenses, which includes stock-based compensation expense, driven by an increase of 14% in our average sales and marketing headcount, an increase of $1.6 million in marketing expenses, and an increase of $1.0 million in hosting expenses.
Sales and marketing expenses increased by $34.4 million, to $133.6 million for the nine months ended October 31, 2021 from $99.2 million for the nine months ended October 31, 2020, primarily due to an increase of $24.5 million in personnel-related expenses, which includes stock-based compensation expense, driven by an increase of 15% in our average sales and marketing headcount, an increase of $4.0 million in marketing expenses, and an increase of $2.0 million in hosting expenses.
Sales and marketing expenses for the three and nine months ended October 31, 2021 include $0.8 million and $1.6 million attributable to our variable interest entity, JiHu, respectively. See “Note 13. Joint Venture and Spin-off” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Research and development expenses	$24,664	$19,042	$5,622	30%	$68,607	$57,942	$10,665	18%
Research and development expenses increased by $5.6 million, to $24.7 million for the three months ended October 31, 2021 from $19.0 million for the three months ended October 31, 2020, primarily due to an increase of $5.5 million in personnel-related expenses, including stock-based compensation expense.
Research and development expenses increased by $10.7 million, to $68.6 million for the nine months ended October 31, 2021 from $57.9 million for the nine months ended October 31, 2020, primarily due to an increase of $11.4 million in personnel-related expenses, including stock-based compensation expense, primarily attributable to a 6% average increase in research and development headcount, offset by a decrease in internal hosting expenses.
Research and development expenses for the three and nine months ended October 31, 2021 include $0.5 million and $1.4 million attributable to our variable interest entity, JiHu, respectively. See “Note 13. Joint Venture and Spin-off” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$16,939	$8,090	$8,849	109%	$40,276	$22,113	$18,163	82%
General and administrative expenses increased by $8.8 million, to $16.9 million for the three months ended October 31, 2021 from $8.1 million for the three months ended October 31, 2020, primarily due to an increase of $6.6 million in personnel-related expenses, including stock-based compensation expense, driven by an increase of 26% in our average finance, accounting, legal, and people success headcount, an increase of $0.5 million in legal expenses and an increase of $0.5 million in insurance expenses due to becoming a publicly traded company.
General and administrative expenses increased by $18.2 million, to $40.3 million for the nine months ended October 31, 2021 from $22.1 million for the nine months ended October 31, 2020, primarily due to an increase of $11.7 million in personnel-related expenses, including stock-based compensation expense, driven by an increase of 25% in our average finance, accounting, legal, and people success headcount, an increase of $2.5 million in legal expenses, and an increase of $1.7 million in audit, tax, and insurance to support our growth and due to becoming a publicly traded company.
General and administrative expenses for the three and nine months ended October 31, 2021 include $0.6 million and $2.0 million attributable to our variable interest entity, JiHu, respectively. See “Note 13. Joint Venture and Spin-off” to our condensed consolidated financial statements for additional details.

Interest Income, and Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Interest income	$127	$97	$30	31%	$226	$1,007	$(781)	(78)%
Other income (expense), net	(10,209)	(4,005)	(6,204)	155%	(21,252)	13,447	(34,699)	(258)%
For the three months ended October 31, 2021 and 2020, interest income increased primarily due to higher balances held in cash equivalents and short-term investments, particularly attributable to $654.6 million proceeds from the initial public offering. For the nine months ended October 31, 2021 and 2020, interest income decreased primarily due to a decrease in the overall market interest rates. We expect our interest income to increase in future quarters as a result of investing our IPO proceeds into money market funds and other short-term investments.
The change in other income (expense), net is primarily due to net foreign currency exchange gains (losses) caused by the intercompany loans of short-term nature for entities where functional currency is not the U.S. dollar. For the three months ended October 31, 2021 and 2020, we recognized foreign exchange gains (losses), net of $(9.8) million and $(4.4) million, respectively. For the nine months ended October 31, 2021 and 2020, we recognized foreign exchange gains (losses), net of $(19.7) million and $13.2 million, respectively.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Provision for (benefit from) income taxes	$(875)	$246	$(1,121)	(456)%	$1,370	$1,182	$188	16%
The changes in the three and nine month effective tax rates related primarily to the company’s ability to benefit from year-to-date losses for the U.S. parent and certain subsidiaries.
We maintain a full valuation allowance in some jurisdictions on our deferred tax assets, and the significant components of our recorded tax expense are current cash taxes in various jurisdictions. Our effective tax rate might fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than forecasted in countries that have lower statutory rates and higher than forecasted in countries that have higher statutory rates.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers. On October 18, 2021, we closed our IPO of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million.
As of October 31, 2021 and January 31, 2021, our principal source of liquidity was cash, cash equivalents, and short-term investments of $924.7 million and $282.9 million, respectively, which were held for working capital purposes. Cash and cash equivalents consist of cash in banks and money market accounts, while short-term investments consist of certificates of deposit.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to procure third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The DevOps Platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(48,720)	$(66,220)
Net cash used in investing activities	(100,031)	(933)
Net cash provided by financing activities	691,588	6,619
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated negative cash flows from operating activities and have supplemented working capital through net proceeds from the sale of equity securities.
Cash used in operating activities during the nine months ended October 31, 2021 was $48.7 million, primarily consisting of our net loss of $110.8 million, adjusted for non-cash items of $60.7 million (including stock-based compensation of $17.2 million, amortization of deferred contract acquisition costs of $23.6 million, and unrealized foreign exchange loss of $19.8 million) and net cash inflows of $1.4 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in costs deferred related to contract acquisition of $24.6 million and the increase in accounts receivable of $17.4 million, offset by the increase in deferred revenue of $41.5 million.
Cash used in operating activities during the nine months ended October 31, 2020 was $66.2 million, primarily consisting of our net loss of $72.2 million, adjusted for non-cash items of $4.9 million (including stock-based compensation of $5.7 million, amortization of deferred contract acquisition costs of $12.4 million, offset by unrealized foreign exchange gain of $13.6 million), and net cash inflows of $1.0 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in costs deferred related to contract acquisition of $21.6 million and the increase in accounts receivable of $18.5 million, offset by the increase in deferred revenue of $40.3 million.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2021 was $100.0 million, consisting of purchases of short-term investment.

Cash used in investing activities during the nine months ended October 31, 2020 was $0.9 million, consisting of payments towards asset acquisitions.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2021 was $691.6 million, primarily attributable to $654.6 million in proceeds from the initial public offering, net of underwriting discounts, $26.5 million of contributions received from noncontrolling interests and $14.6 million of proceeds from issuance of common stock upon stock options exercises.
Cash provided by financing activities during the nine months ended October 31, 2020 was $6.6 million, consisting of proceeds from issuance of common stock upon stock options exercises.
Contractual Obligations and Commitments
The following table summarizes our purchase commitments as of October 31, 2021:

(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase commitments	$78,635	$27,345	$51,290	$—	$—
The purchase commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates (except for short-term investments described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”) as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Recently Issued Accounting Pronouncements
See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have operations both within the United States and internationally. We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of October 31, 2021 and January 31, 2021, we had $924.7 million and $282.9 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $859.7 million and $245.3 million as of October 31, 2021 and January 31, 2021, respectively, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2021, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
Material Weakness
We identified the following material weakness in our internal control over financial reporting as of October 31, 2021:
We have not properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. Therefore, there was a risk that a potential material misstatement of the financial statements would occur without being prevented or detected on a timely basis.
Notwithstanding such material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. This material weakness also did not result in a material misstatement in any previously issued financial statements.
We are taking certain steps to enhance our internal control environment and remediate this material weakness, including the formalization of accounting policies and designing and implementing improved processes and internal controls.
We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the material weakness described in this Item 4, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before making a decision to invest in our Class A common stock. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below. These risks include, among others, the following, which we consider our most material risks:
•Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.
•Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability on a consistent basis. If we cannot achieve and sustain profitability, our business, financial condition, and operating results may be adversely affected.
•We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
•The market for our services is new and unproven and may not grow, which would adversely affect our future results and the trading price of our common stock.
•Our business depends on our customers purchasing and renewing subscriptions and purchasing additional subscriptions and services from us. Any decline in our customer renewals and expansions could harm our future operating results.
•Transparency is one of our core values. While we will continue to prioritize transparency, we must also promote “responsible” transparency as transparency can have unintended consequences and detrimental impact on our business and competitive position.
•We have a publicly available company Handbook that may not be up to date or accurate which at times may result in negative third party scrutiny or be used in ways that adversely affects our business.
•Security and privacy breaches may hurt our business.
•Customers may choose to stay on our open-source or free SaaS product offering instead of converting into a paying customer.
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could adversely affect the trading price of our common stock.

•We have a limited operating history which makes it difficult to evaluate our current business and future prospects and may increase the risks associated with your investment.
•We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
•We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
•We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption will have on our revenues or operating results.
•We contract with our team members in various ways, including hiring directly, through professional employer organizations, or PEOs, and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.
Risks Related to Our Business and Financial Position
Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our products. Our total number of Base Customers has grown to 4,057 as of October 31, 2021 from 2,438 as of October 31, 2020. Our team member headcount has also increased significantly, and we expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.
Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our total revenue for the nine months ended October 31, 2021 and 2020 were $174.9 million and $106.0 million, respectively, representing a growth rate of 64.9%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
Further, in future periods, our revenue could decline or our revenue growth rate could slow. Many factors may contribute to this decline, including changes to technology, increased competition, slowing demand for The DevOps Platform, the maturation of our business, a failure by us to continue capitalizing on growth opportunities, our failure, for any reason, to continue to take advantage of growth opportunities and a global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected.
In addition, we expect to continue to expend substantial financial and other resources on:
•expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption of The DevOps Platform;
•product development, including investments in our product development team and the development of new features and functionality for The DevOps Platform;
•technology and sales channel partnerships;
•international expansion;
•acquisitions or strategic investments; and
•general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability.
Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability on a consistent basis. If we cannot achieve and sustain profitability, our business, financial condition, and operating results may be adversely affected.
We have incurred losses in each year since our inception, including net losses of approximately $130.7 million, $192.2 million and $109.4 million in fiscal 2020, fiscal 2021 and the nine months ended October 31, 2021, respectively. As of October 31, 2021, we had an accumulated deficit of approximately $507.6 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest for our future growth, including expanding our research and development function to drive further development of The DevOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
As we continue to invest in infrastructure, develop our services and features, increase our headcount and expand our sales and marketing activity, we may continue to have losses in future periods and these may increase significantly. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts require greater investment of time, human and capital resources than we currently anticipate and/or that they may not result in increases in our revenues or billings. Any failure by us to achieve and sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The markets for our services are highly competitive, with limited barriers to entry. Competition presents an ongoing threat to the success of our business. We expect competition in the software business generally, and in web-based code hosting and collaboration services, in particular, to continue to increase. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and operating results.
We face competition in several areas due to the nature of our product. Our product offering is broad across ten stages of the software development lifecycle which has us competing with many providers with offerings from one to all ten stages. We compete with well-established providers such as Atlassian and Microsoft as well as other companies with offerings in fewer stages including with respect to both code hosting and code collaboration services, as well as file storage and distribution services. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses.
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•ability of our products or of those of our competitors to deliver the positive business outcomes prioritized and valued by our customers and prospects;
•our ability to price our products competitively, including our ability to transition users of our free product offering to a paying version of The DevOps Platform;
•the amount and quality of communications, postings, and sharing by our users on public forums, which can promote improvements on The DevOps Platform but may also lead to disclosure of commercially sensitive details;
•the timing and market acceptance of services, including the developments and enhancements to those services offered by us or our competitors;
•our ability to monetize activity on our services;
•customer service and support efforts;
•sales and marketing efforts;
•ease of use, performance and reliability of solutions developed either by us or our competitors;

•our ability to manage our operations in a cost effective manner;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our product offering;
•our reputation and brand strength relative to our competitors;
•introduction of new technologies or standards that compete with or are unable to be adopted in our products;
•ability to attract new team members or retain existing team members which could affect our ability to attract new customers, service existing customers, enhance our product or handle our business needs;
•our ability to maintain and grow our community of users; and
•the length and complexity of our sales cycles.
Many of our current and potential competitors have greater financial, technical, marketing and other resources and larger customer bases than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established sales and marketing relationships and access to larger customer bases. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may undercut our pricing policies and allow them to build a larger user base or to monetize that user base more effectively than us. If our competitors’ products, platforms, services or technologies maintain or achieve greater market acceptance than ours, if they are successful in bringing their products or services to market earlier than ours, or if their products, platforms or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
The market for our services is new and unproven and may not grow, which would adversely affect our future results and the trading price of our common stock.
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of the COVID-19 pandemic, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased revenues, which would adversely affect our business operations and financial results.
We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is extremely satisfied with The DevOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and adding additional users. The model is dependent on converting non-paying users to paying users. We have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
It could also become increasingly difficult to predict revenue and timing of collections as our mix of annual, multi-year and other types of transactions changes as a result of our expansion into cloud-based offerings. Our failure to execute on our revenue projections could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.
Our future success also depends in part on our ability to sell more subscriptions and additional services to our current customers. If our customers do not purchase additional subscriptions and services from us, our revenue may decline and our operating results may be harmed. Paying customers may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of product outages, our product uptime or latency, their satisfaction with the speed of delivering new features, and the pricing of our, or competing, services. We have limited historical data with respect to rates of paying customers buying more seats, uptiering, downtiering and churning, so we may not accurately predict future customer trends.
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: quality of our sales efforts customer usage, customer satisfaction with our services and customer support, our prices, the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels generally.
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to upgrade to our paid offerings, switch to our free product or discontinue using our products. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
Transparency is one of our core values. While we will continue to prioritize transparency, we must also promote "responsible" transparency as transparency can have unintended negative consequences.
Transparency is one of our core values. As an all-remote open-source software company, we believe transparency is essential to how we operate our business and interact with our team members, the community, and our customers. We also find it to be critical for team member recruitment, retention, efficiency and our culture. In addition, our transparency is highly valued by both our customers and our contributors. While we will continue to emphasize transparency, we also promote and educate our team members about responsible internal and external transparency, as openly sharing certain types of information can potentially lead to unintended, and sometimes negative, consequences.

As a result of our transparency, our competitors and other outside parties may have access to certain information that is often kept confidential or internal at other companies through our Handbook, our team members’ open and public use of The DevOps Platform to run our business, and other avenues of communication we commonly use. The public availability of this information may allow our competitors to take advantage of certain of our innovations, and may allow parties to take other actions, including litigation, that may have an adverse impact on our operating results or cause reputational harm, which in turn may have a negative economic impact.
As a public company, we are also subject to Regulation FD, which imposes restrictions on the selective disclosure of material information to stockholders and other market participants, and other regulations. We will need to implement additional internal controls to maintain compliance with Regulation FD. However, if as a result of our transparency we disclose material information in a non-Regulation FD compliant matter, we may be subject to heightened regulatory and litigation risk.
The Handbook may not be up to date or accurate, which may result in negative third party scrutiny or be used in ways that adversely affects our business.
Consistent with our commitment to our transparency and efficiency values, we maintain a publicly available company Handbook that contains important information about our operations and business practices. This Handbook is open to the public and may be used by our competitors or bad actors in malicious ways that may adversely affect our business, operating results, and financial condition. Although we aim to keep the Handbook updated, the information in the Handbook may not be up to date at all times. Also, because any of our team members can contribute to the Handbook, the information in the Handbook may not be accurate. We have implemented disclosure controls and procedures, including internal controls over financial reporting, that comply with the U.S. securities law; however, if we fail to successfully maintain the appropriate controls, we may face unintended disclosures of material information about the company through our Handbook, which lead to disclosure control failures, potential securities law violations, and reputational harm.
Security and privacy breaches may hurt our business.
The DevOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal information, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal information, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The DevOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal information, which may cause damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation will be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal information, our reputation and operating performance may suffer. Further, we need to continually monitor and remain compliant with all applicable changes in local, state, national, or international legal or regulatory requirements. Any significant violations of data privacy could result in the loss of business, litigation, and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal information. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard sensitive personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to The DevOps Platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify The DevOps Platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners, our customers or our customers’ end-users was disrupted, we could incur significant liability, or The DevOps Platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber-attack that impacts our ability to operate The DevOps Platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, while we maintain cyber insurance that may provide coverage for these types of incidents, such coverage may not be adequate to cover the costs and other liabilities related to these incidents. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand The DevOps Platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.
We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source code in our products.
The DevOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us more vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
Customers may choose to stay on our free product offering instead of converting into a paying customer.
Our future success depends, in part, on our ability to convert users of our free product offering into paying customers by selling additional products, and by upselling additional subscription services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could adversely affect the trading price of our common stock.
Our operating results may vary significantly from period to period, which could adversely affect our business, operating results and financial condition. Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter or fiscal year should not be relied upon as indicative of future performance. Our quarterly or annual financial results may fluctuate as a result of several factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract and retain new customers;
•the addition or loss of material customers, including through acquisitions or consolidations;
•the timing of recognition of revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•general economic, industry and market conditions, including the potential effects of the current COVID-19 pandemic;
•customer renewal rates;

•our ability to convert users of our free product offerings into subscribing customers;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•seasonal variations in sales of our products;
•the timing and success of new service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•decisions by potential customers to use products of our competitors;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes;
•general economic, industry, and market conditions, in both domestic and our foreign markets;
•future accounting pronouncements or changes in our accounting policies or practices;
•negative media coverage or publicity;
•political events;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business, in the U.S. and foreign markets;
•the cost to develop and upgrade The DevOps Platform to incorporate new technologies; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our fourth fiscal quarter as compared to other quarters due to the annual budget approval process of many of our customers.
Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical operating results should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for the reasons described above or any other reasons, our stock price could fall substantially.
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risks associated with your investment.
We were formed on September 10, 2014, and have a limited operating history for our current business upon which our operations and future prospects may be evaluated. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We also have operating plans that may or may not be achieved and prior achievement of our operating plans is not an indication of future achievement. We have further streamlined our business by reducing the tiers of The DevOps Platform available to purchase from three to two, which may reduce our ability to forecast expected future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.
We have experienced a period of rapid growth in our headcount and operations. We anticipate that we will continue to expand our headcount and operations in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and talent, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue, if at all.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The DevOps market is characterized by rapid technological change, fluctuating price points, and frequent new product and service introductions. Our ability to increase our user base and increase revenue from existing customers will depend heavily on our ability to enhance and improve our existing solutions, introduce new features and products, both independently and in conjunction with third party developers, reach new platforms and sell into new markets. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, we may fail to renew our subscriptions with existing customers and create or increase demand for our solutions, and our business may be materially and adversely affected.
The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business. In addition, any new markets or countries into which we attempt to sell our solutions may not be receptive. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new solutions after their introduction. There can be no assurance that new solutions or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance, or claims by customers brought against us, all of which could have a material adverse effect on our reputation, business, operating results, and financial condition. Moreover, upgrades and enhancements to our solutions may require substantial investment and we have no assurance that such investments will be successful. If users do not widely adopt enhancements to our solutions, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire enhancements to our existing solutions on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, operating results, and financial condition may be adversely affected.
We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption will have on our revenues or operating results.

We have limited experience with respect to determining the optimal prices for our services. As the markets for our services mature, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, some customers may demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features without corresponding increases in price, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. Substantially all of our subscriptions are on a one-year period. Our customers may renew for fewer elements of our services or negotiate for different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization, such as recruitment, advertising, and applicant tracking system capabilities. Changes in product packaging, pricing strategy or product offerings may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have discontinued our starter and bronze tier product offerings, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
If we are not able to provide successful enhancements, new products, services, and features, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape, our business could be adversely affected. The success of new services and enhancements depends on several factors, including the timely delivery, introduction and market acceptance of such services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems and platforms, some controlled by third parties including competitors, we will need to continuously modify and enhance them to keep pace with changes in Internet-related hardware, operating systems, cloud computing infrastructure, and other software, communication, browser and open source technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction, and adversely affect our business.
Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
Our ability to increase our customer base and achieve broader market acceptance of our services will depend to a significant extent on our ability to continue to expand our marketing and sales operations. We plan to continue expanding our sales force. We also plan to dedicate significant and increasing resources to sales and marketing programs. We are expanding our marketing and sales capabilities to target additional potential customers, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current customer base. All of these efforts will require us to invest significant financial and other resources. If we are unable to find efficient ways to deploy our marketing spend or to hire, develop, and retain talent in numbers required to maintain and support our growth, if our new sales talent are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer base and achieve broader market acceptance of our services could be harmed.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Once our products are deployed, our customers depend on our technical support organization to assist customers with service customization and optimization and resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial position.
Customers may demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.
Our current and future customers may demand more configuration and integration services, which increase our up front investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we may need to devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, then the market for our applications will be more limited and our business could suffer.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our services may become less competitive.
Our industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new services that satisfy our customers and provide enhancements and new features for our existing services that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
Our services must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our services to adapt to changes and innovation in these technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our services to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our services may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

If our services fail to perform properly, whether due to material defects with the software or external issues, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
Our products are inherently complex and may contain material defects, software “bugs” or errors. Any defects in functionality or that cause interruptions in the availability of our products could result in:
•loss or delayed market acceptance and sales;
•breach of warranty claims;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•loss of customers;
•diversion of development and customer service resources; and
•injury to our reputation.
The costs incurred in correcting any material defects, software “bugs” or errors might be substantial and could adversely affect our operating results.
We increasingly rely on information technology systems to process, transmit and store electronic information. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity, and other network processes. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity, and other network processes.
Our information technology systems may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, global pandemics and natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
We may also encounter service interruptions due to issues interfacing with our customer’s IT systems, including stack misconfigurations or improper environment scaling, or due to cyber security attacks on ours or our clients’ IT systems. Any such service interruption may have an adverse impact on our reputation and future operating results.
Because of the large amount of data that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our products through their Internet service providers. If a service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Further, while we have in place a data recovery plan, our data backup systems are not geographically diverse or multi-hosted and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
While we currently maintain errors and omissions insurance, it may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our channel partners may provide a poor experience to customers putting our brand or company growth at risk. Channel partners may deliver poor services or a poor selling experience delaying customer purchase or hurting the company brand.
In addition to our direct sales force, we use channel partners to sell and support our products. Channel partners may become an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to achieve and sustain profitability may depend in part on our ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute The DevOps Platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute The DevOps Platform. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
We also cannot be certain that we will be able to maintain successful relationships with any channel partners and, to the extent that our channel partners are unsuccessful in selling our products, our ability to sell our products and our business, operating results, and financial condition could be adversely affected. Our channel partners may offer customers the products and services of several different companies, including products and services that compete with our products. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to sell our products. Moreover, divergence in strategy by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our products. We cannot assure you that our channel partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our products and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of products sold through to our customers. If our channel partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected.
We track certain performance metrics with internal tools and data models and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Our internal tools and data models have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our customer base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on third party tools’ ability to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
We rely to a significant degree on a number of independent open source contributors, to develop and enhance the open source technologies we use to provide our products and services.
In our development process we rely upon numerous open source software programs which are outside of our direct control. Members of corresponding leadership committees and core teams, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of these open source technologies. If the project committers and contributors fail to adequately further develop and enhance open source technologies, or if the leadership committees fail to oversee and guide the evolution of the open source technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal contributors to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, our development expenses could be increased, and our technology release and upgrade schedules could be delayed. Delays in developing, completing, or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.
Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property, could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.
We currently rely on a combination of copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our team members, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.
We may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow.
Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their intellectual property rights or inviting us to license their intellectual property rights. Our technologies and other intellectual property may not be able to withstand such third-party claims, and successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
The estimates of market opportunity and forecasts of market growth included in our filings with the SEC may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with The DevOps Platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in our filings with the SEC should not be taken as indicative of our future growth.

We are or may be the defendant in lawsuits or other claims that could cause us to incur substantial liabilities.
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, governmental or regulatory bodies, or third parties who use The DevOps Platform. The various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or damages, injunctive relief, and/or attorneys’ fees. It is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business.
We may engage in merger and acquisition activities and joint ventures, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we may make investments in other companies, products, or technologies and may seek to acquire other companies, products, or technologies in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Even if we complete acquisitions or joint ventures, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions or joint ventures we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies or talent associated with such acquisitions, into our company, we may have depleted the company’s capital resources without attractive returns, and the revenue and operating results of the combined company could be adversely affected.
Acquisitions and joint ventures may disrupt our ongoing operations, divert management from their primary responsibilities, dilute our corporate culture, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition or joint venture, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede or may be beyond our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred revenue, accounting for income taxes, fair value of convertible preferred stock warrant liability, estimated customer life on deferred contract acquisition costs, foreign currency valuation, allowance for doubtful accounts, the fair value of financial assets and liabilities, including accounting and fair value of derivatives, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.
Furthermore, OECD Transfer Pricing Guidelines require us to analyze the functions performed by our entities, the risks incurred and the assets owned. This functional analysis is a control to sustain the operating margins of our entities and confirm arm’s length pricing for intercompany transactions. Competent authorities could interpret, change, modify or apply adversely, existing tax laws, statutes, rules, regulations or ordinances to us (possibly with retroactive effect); which could require us to make transfer pricing corrections or fines, penalties or interest for past amounts. We could be held liable for such costs, thereby adversely impacting our operating results and cash flows.
The termination of our relationship with our payment solutions providers could have a severe, negative impact on our ability to collect revenue from customers.
Most of our paying customers purchase our solutions using online payment solutions such as credit cards, and our business depends upon our ability to offer such payment options. The termination of our ability to process payments on any material payment option would significantly impair our ability to operate our business and significantly increase our administrative costs related to customer payment processing. If we fail to maintain our compliance with the data protection and documentation standards adopted by our payment processors and applicable to us, these processors could terminate their agreements with us, and we could lose our ability to offer our customers a credit card or other payment option. If these processors increase their payment processing fees because we experience excessive chargebacks or refunds or for other reasons, it could adversely affect our business and operating results. Increases in payment processing fees would increase our operating expense and adversely affect our operating results.
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations, including the United States, the European Union, or the

E.U., and the United Kingdom, or the U.K., Canada, and Australia related to privacy, and our actual or perceived failure to comply with such laws, regulations and contractual obligations could result in significant liability and reputational harm.
We receive, store and process personal information and other customer data. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal information, personal data and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules.
With respect to E.U. and U.K. team members, contractors and other personnel, as well as for our customers’ and prospective customers’ personal data, such as contact and business information, we are subject to the E.U. General Data Protection Regulation, or the GDPR, and applicable national implementing legislation of the GDPR, and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018, or the U.K. GDPR, respectively. We are a controller with respect to this data.
The GDPR/U.K. GDPR imposes stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data including the right to be “forgotten”, the right to data portability and data subject access requests; the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Where we act as a processor and process personal data on behalf of our customers, we are required to execute mandatory data processing clauses with those customers and maintain a record of data processing, among other requirements under the GDPR/U.K. GDPR. The GDPR/U.K. GDPR provides for penalties for noncompliance of up to the greater of €20 million or 4% of worldwide annual revenues (in the case of the GDPR) or £17 million and 4% of worldwide annual revenue (in the case of the U.K. GDPR). As we are required to comply with both the GDPR and the U.K. GDPR, we could be subject to parallel enforcement actions with respect to breaches of the GDPR/U.K. GDPR which affects both E.U. and U.K. data subjects. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our personal data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield. Further, the CJEU also advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) were not alone sufficient to protect data transferred to the United States or other countries not deemed adequate. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision in November 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the

Standard Contractual Clauses, for cross-border data transfers. The CJEU also stated that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Further, the European Commission published new versions of the Standard Contractual Clauses on June 4, 2021, which required implementation by September 27th, 2021 for new transfers, and by December 2022 for all existing transfers. While Gitlab has implemented the new Standard Contractual Clauses for all new transfers, these changes require us to review and amend our existing uses of Standard Contractual Clauses involving the transfer of E.E.A. data outside of the E.E.A. which could increase our compliance costs and adversely affect our business. The transfer of U.K. data outside of the U.K. and the E.E.A. will remain subject to the previous set of Standard Contractual Clauses as approved at the time of Brexit. However, the U.K.’s Information Commissioner’s Office, or the ICO, launched a new public consultation on its drafted revised data transfer mechanism in August 2021. We are monitoring the outcome of this consultation and we may be required to implement new or revised documentation and processes in relation to our data transfers subject to UK data protection laws within the relevant time periods, which may result in further compliance costs.
In addition, following the U.K.’s withdrawal from the E.U., the E.U. issued an adequacy decision in June 2021 in favor of the U.K. permitting data transfers from the E.U. to the U.K. However, this adequacy decision is subject to a four-year term, and the E.U. could intervene during the term if it determines that the data protection laws in the U.K. are not sufficient. If the adequacy decision is not renewed after its term, or the E.U. intervenes during the term, data may not be able to flow freely from the E.U. to the U.K. unless additional measures are taken. In which case, we may be required to find alternative solutions for the compliant transfer of personal data into the U.K. from the E.U. As supervisory authorities continue to issue further guidance on personal information (including regarding data export and circumstances in which we cannot use the standard contractual clauses), we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or equivalent instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the E.U. or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the UK GDPR outlined above.
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, another comprehensive state privacy law, that will also be effective January 1, 2023. The CCPA, CPRA, and CDPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
Further, we are subject to Payment Card Industry Data Security Standard, or PCI-DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCIDSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI-DSScan subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI-DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.
We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. It is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and operating results. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators – could require us to modify our services and features, possibly in a material manner, may subject us to regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.
We are subject to various governmental export controls, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and collectively, Trade Controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
We have procedures in place designed to ensure our compliance with Trade Controls. We are currently working to enhance these procedures, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. We have in the past, and may in the future, fail to comply with Trade Controls. Any future failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.
Prior to implementing these control procedures, we inadvertently exported our software to entities located in embargoed countries and listed on denied parties’ lists administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and OFAC. In March 2020, we disclosed these apparent violations to BIS and OFAC, which resulted in a BIS Warning Letter and an OFAC Cautionary Letter. While BIS and OFAC did not assess any penalties, we understand that BIS and OFAC may consider our regulatory history, including these prior disclosures and warning/cautionary letters, if the company is involved in a future enforcement case for failure to comply with export control laws and regulations.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, financial condition, and results of operations.
Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010 and possibly other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their team members, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our team members, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our team members and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions and sanctions could harm our reputation, business, results of operations, and financial condition.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant up front time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or non-U.S government sectors until we have attained the revised certification. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.
Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products to new and existing government entity customers would be adversely affected and our reputation could be damaged.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.
Our success depends on our ability to provide users of our products and services with access to an abundance of useful, efficient high-quality code which in turn depends on the quality and volume of code contributed by our users.
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is one of the main reasons users visit GitLab. We seek to foster a broad and engaged user community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If users, including influential users, do not continue to contribute code, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The DevOps Platform, the size of our user base and user engagement may decline. We rely on sale of online services for a substantial portion of our revenue and a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of influential users and companies who provide innovative code on GitLab, paying users of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the third and fourth quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in our results of operations.
We recognize a significant portion of our subscription revenue over the term of the relevant subscription period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. For example, in fiscal 2021, our average sales cycle for enterprise customers was 84 days, while the average sales cycle for small and medium sized organizations was 16 days. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.
Risks Related to our People and Culture
We engage our team members in various ways, including direct hires, through professional employer organizations, or PEOs and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.
In the locations where we directly hire our team members into one of our entities, we must ensure that we are compliant with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize PEOs, we contract with the PEO for it to serve as “Employer of Record” for those team members engaged through the PEO in each applicable location. Under this model, team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations. We also issue equity to a substantial portion of our team members, including team members engaged through PEOs and independent contractors, and must ensure we remain compliant with securities laws of the applicable jurisdiction where such team members are located.
Additionally, in some cases, we contract directly with team members who are independent contractors. When we engage team members through a PEO or independent contractor model, we may not be utilizing the appropriate hiring model needed to be compliant with local laws or the PEO may not be complying with local regulations. Additionally, the agreements executed between PEOs and our team members or between us and team members engaged under the independent contractor model, may not be enforceable depending on the local laws because of the indirect relationship created through these engagement models. Accordingly, as a result of our engagement of team members through PEOs, and of our relationship with independent contractors, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, litigation related to our model of engaging team members, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.
We rely on our management team and other key team members and will need additional personnel to grow our business, and the loss of one or more key team members or our inability to hire, integrate, train and retain qualified personnel, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, retain and motivate the members of our management team and other key team members throughout our organization. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Sytse Sijbrandij, our co-founder, Chairman of the Board of Directors and Chief Executive Officer, who is critical to the development of our technology, services, future vision and strategic direction.
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining team members with expertise in the technology software industry has become increasingly difficult as the demand for technology software professionals has continued to increase. Further, unfavorable media coverage of us could significantly impact our ability to recruit and retain talent. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team members’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing team members often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled team members. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
If we do not effectively hire, integrate, and train additional sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base and achieve broader market adoption of The DevOps Platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We plan to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results, and financial condition will be adversely affected.

We are a remote-only company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition.
As a remote-only company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. In addition, in a remote-only company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
Unfavorable media coverage could negatively impact our business.
We receive a high degree of media coverage, including due to our commitment to transparency. Unfavorable publicity or consumer perception of our service offerings could adversely affect our reputation, resulting in a negative impact on the size of our user base and the loyalty of our users. It could negatively impact our ability to acquire new customers and could lead to customers choosing to leave GitLab. As a result, our business, financial condition and results of operations could be materially and adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork that we believe is important to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
Our brand, reputation, and business may be harmed if our customers, partners, team members, contributors or the public at large disagrees with, or finds objectionable, our policies and practices or organizational decisions that we make or with the actions of members of our management team.
Our customers, partners, team members, contributors or the public at large may, from time to time, disagree with, or find objectionable, our policies and practices or organizational decisions that we make or with the actions of members of our management team. As a result of these disagreements and any negative publicity associated therewith, we could lose customers or partners, or we may have difficulty attracting or retaining team members or contributors and such disagreements may divert resources and the time and attention of management from our business. Our culture of transparency may also result in customers, partners, team members, contributors or the public at large having greater insight into our policies and practices or organizational decisions. Additionally, with the importance and impact of social media, any negative publicity regarding our policies and practices or organizational decisions or actions by members of our management team, may be magnified and reach a large portion of our customer, partner, team member base or contributors in a very short period of time, which could harm our brand and reputation and adversely affect our business.

Risk Related to Our International Operations
We plan to continue expanding our international operations which could subject us to additional costs and risks, and our continued expansion internationally may not be successful.
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore and Australia and have team members in over 65 countries. We also recently established a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
•establishing and maintaining effective controls at foreign locations and the associated increased costs;
•adapting our technologies, products, and services to non-U.S. consumers’ preferences and customs;
•increased competition from local providers;
•compliance with foreign laws and regulations;
•adapting to doing business in other languages and/or cultures;
•compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the FCPA and the U.K. Bribery Act, by us, our team members, our service providers, and our business partners;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
•complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to data privacy frameworks, such as the E.U. GDPR;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries, including the potential effects of the current COVID-19 pandemic;
•the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•other costs of doing business internationally.
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition. Further, we may incur significant operating expenses as a result of our international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.

We have a limited operating history in China and we face risks with respect to conducting business in connection with our joint venture in China due to certain legal, political, economic and social uncertainties relating to China. Our ability to monetize our joint venture in China may be limited.
In February 2021, we partnered with two Chinese investment partners to form an independent company called GitLab Information Technology (Hubei) Co., Ltd. (极狐, pinyin: JiHu pronounced Gee Who) which was formed to specifically serve the Chinese market. This new company offers a dedicated distribution of GitLab’s DevOps platform available as both a self-managed and SaaS offering (GitLab.cn) that will only be available in mainland China, Hong Kong and Macau. The autonomous company has its own governance structure, management team, and business support functions including Engineering, Sales, Marketing, Finance, Legal, Human Relations and Customer Support.
Our participation in this joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.
We face additional risks in China due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in China. Unauthorized use of our technologies and intellectual property rights by China partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products, or enforce our intellectual property rights in China or contractual restrictions relating to use of our intellectual property by Chinese companies, our revenue could be adversely affected.
Our joint venture is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. Our ability to monetize our joint venture in China may also be limited. Although the joint venture entity is an autonomous company, it is the exclusive seller of GitLab in mainland China, Hong Kong and Macau and is therefore the public face of GitLab in those areas. Therefore, we face reputational and brand risk as a result of any negative publicity faced by the joint venture entity. Any such reputational and brand risk can harm our business and operating results.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Revenue generated are billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
Risks Related to Financial and Accounting Matters
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the independent auditor attestation requirements of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the required number of years of audited financial statements, and (iii) exemptions from the requirements of holding non-binding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements.
We could be an emerging growth company for up to five fiscal years following the completion of our initial public offering. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer,” under applicable SEC rules, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Investors may find our common stock less attractive because we may rely on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our price may be more volatile and may decline.
We have identified a material weakness in our internal controls over financial reporting and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.
Recently, in connection with the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is related to us not having properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions.
To address our material weakness, we have taken certain steps to enhance our internal control environment and remediate this material weakness, including the formalization of accounting policies and designing and implementing improved processes and internal controls. However, our new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company" as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
As a public company, and particularly after we are no longer an “emerging growth company,” significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and operating results.

We will incur significant increased costs and management resources as a result of operating as a public company.
As a public company, we will incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we will bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC  have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our public offering, we also increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and leadership development committee, and qualified executive officers.
We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all. In addition, any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our services to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. We may not be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be significantly lower than the current price per share of our common stock. The holders of new debt or equity securities may also have rights, preferences, or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the COVID-19 pandemic could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end customers or investors. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•integration of product and service offerings;
•retention of key team members from the acquired company;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating team members from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•additional legal, regulatory or compliance requirements;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated team members, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.
Changes in tax laws or tax rulings could adversely affect our effective tax rates, financial condition and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge is increased by the global nature of our operations. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes, including payroll, sales, use, value-added, digital tax, net worth, property and goods and services taxes, which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Some of these or other new rules could result in double taxation. Any significant changes to our future effective tax rate could adversely affect our business, financial condition and results of operations.
We may have exposure to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Our existing corporate structure has been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations.
In addition, we are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and any such assessments could adversely affect our business, financial condition and results of operations.
Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Technology stocks historically have experienced high levels of volatility. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our Class A common stock may increase the volatility of the trading price of our Class A common stock. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, since you might not be able to sell your shares at or above the price initially paid for the stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•actual or anticipated changes or fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the expiration of market standoff or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;

•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•effects of public health crises, pandemics, and epidemics, such as the COVID-19 pandemic;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and greater than 5% stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in the IPO).
We and all of our directors, executive officers, and certain other record holders that together represent a substantial majority of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock are subject to lock-up agreements with the underwriters for our IPO and are subject to market standoff agreements with us that restrict their ability to transfer such shares of common stock and such securities, including any hedging transactions, during the period ending on the earlier of (i) the opening of trading on the second trading day immediately following our public release of earnings for the fourth quarter of fiscal 2022 and (ii) April 11, 2022, 180 days after the date of the Final Prospectus; provided that 20% of such locked up securities, or approximately 19,186,011 shares, will be released on the opening of trading on the second trading day immediately following our public release of earnings for the third quarter of fiscal 2022, provided certain stock price conditions are met.
Upon the expiration of the restricted period described above, all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Goldman Sachs & Co. LLC may waive the lock-up agreements entered into by our executive officers, directors, and holders of our securities before they expire.
Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
The holders of a significant portion of shares of our capital stock also have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, acquisition, investment, or otherwise.
The dual class structure of our common stock will have the effect of concentrating voting control with those stockholders who hold our Class B capital stock, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate 61.7% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. As of October 31, 2021, the holders of our outstanding Class B common stock hold approximately 99% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding in the aggregate approximately 67.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) ten years from October 14, 2021, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv), the first date following October 18, 2021 (date of completion of our public offering) on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the number of shares of outstanding Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our loan and security agreement. Accordingly, investors must for the foreseeable future rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which could be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our Company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require supermajority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only our chief executive officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation and bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or team members.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation and bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or team members, which may discourage lawsuits against us and our directors, officers, and team members. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
General Risk Factors
We may be adversely affected by natural disasters, pandemics, including COVID-19, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics and epidemics, or other catastrophic events such as fire, power shortages, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. For example, changes in how we and companies worldwide conduct business due to the current COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as GitLab Contribute, GitLab Commit, GitLab Sales Kick-Off and many field marketing events, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, team member or industry events in the future. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, or affect attrition rates, result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Moreover, it has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our operating results. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition.
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solutions, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans put in place by GitLab or our partners prove to be inadequate.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
From August 1, 2021 to October 31, 2021, the Registrant granted options to its directors, officers, team members, consultants, and other service providers to purchase an aggregate 863,315 shares of its Class B common stock under the 2015 Plan with per share exercise prices ranging from $22.34 to $26.64, and the Registrant issued 1,032,031 shares of its Class B common stock upon exercise of stock options under its 2015 Plan.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
(b) Use of Proceeds
On October 18, 2021, we closed our IPO of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million. All of the shares issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-259602), which was declared effective by the SEC on October 13, 2021. As of the IPO date, we also incurred offering costs of $4.7 million.

No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of October 13, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 14, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.2	Restated Certificate of Incorporation 2021 of GitLab Inc.					X
3.3	Restated Bylaws of GitLab Inc.					X
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/21
4.3	Form of Class B Common Stock Warrant.	S-1/A	332-259602	4.3	10/4/21
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of its directors and executive officers.	S-1	333-259602	10.1	9/17/21
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-259602	10.3	10/4/21
10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	S-1	333-259602	10.4	9/17/21
10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers.	S-1/A	333-259602	10.5	10/4/21
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
† Indicates management contract or compensatory plan.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GITLAB INC.
Date: December 6, 2021
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
(Principal Executive Officer)
Date: December 6, 2021
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
(Principal Financial Officer)
Date: December 6, 2021
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer