Form 10-K
period 2022-01-31
Gitlab Inc.
filed 2022-04-08
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 1, 2022, the number of shares of the registrant’s Class A common stock outstanding was 52.3 million and the number of shares of the registrant’s Class B common stock outstanding was 95.3 million.
As of October 14, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.3 billion based on the closing sales price of the registrant’s Class A common stock as reported on the NASDAQ Stock Market on October 14, 2021 of $103.89 per share. The registrant has elected to use October 14, 2021, which was the closing date of its initial public offering of Class A common stock, as the calculation date because on July 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2022 and is incorporated by reference into Part III of this Report.
_____________________________
1 We are a remote-only company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any stockholder communication required to be sent to our principal executive offices may be directed to the agent for service of process at Corporation Service Company, 251 Little Falls Drive, Wilmington, Delaware 19808, or to the email address: reach.gitlab@gitlab.com.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
•the impact of the COVID-19 pandemic and other global events, including the recent and developing armed conflict in Ukraine, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

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
•The market for our services is new and unproven and may not grow, which would adversely affect our future results and the trading price of our Class A common stock.
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
•We have a publicly available company Handbook that may not be up to date or accurate which at times may result in negative third-party scrutiny or be used in ways that adversely affects our business.
•Security and privacy breaches may hurt our business.
•Customers may choose to stay on our open-source or free SaaS product offering instead of converting into a paying customer.
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could adversely affect the trading price of our Class A common stock.
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

PART I
ITEM 1. BUSINESS
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
GitLab is The DevOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver desired business outcomes. Having all teams on a single application with a single interface represents a step function change in how organizations plan, build, secure, and deliver software.
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
The DevOps Platform is available to any company, regardless of the size, scope, and complexity of their deployment. As a result, we have a large number of customers on paid trials or with single-digit users. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevOps Platform is considered a single customer for determining each organization’s ARR. Our company exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with intentional transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making information public, we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service, or SaaS offerings. For our self-managed offering, the customer installs The DevOps Platform in its own private or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted in the public cloud. For more information regarding our customers, refer to the section titled “—Our Customers.”
DevOps is the set of practices that combines software development (dev) and IT operations (ops). It aims to allow teams to collaborate and work together to shorten the development lifecycle and evolve from delivering software on a slow, periodic basis to rapid, continuous updates. When DevOps started, each team bought their own tools in isolation, leading to a “Bring Your Own DevOps” environment. The next evolution was standardizing company-wide on the same tool for each stage across the DevOps lifecycle. However, these tools were not connected, leading to a “Best in Class DevOps” environment. Companies tried to remedy this fragmentation and inefficiency by manually integrating these DevOps point solutions together defining the next phase: “DIY DevOps.”

At the same time, the faster delivery of software required more DevOps tools per project. Increased adoption of a microservice architecture led to more projects. The combination caused an exponential increase in the number of tool-project integrations. This has often led to poor user experiences, higher costs, and increased time to deliver new software. As a result, business outcomes often failed and the potential for DevOps was never fully realized. In short, an entirely new platform for DevOps was needed. We pioneered The DevOps Platform to solve this problem.
The DevOps Platform replaces the DIY DevOps approach. It enables organizations to realize the full potential of DevOps and become software-led businesses. It spans all stages of the DevOps lifecycle, from project planning, or Plan, to source code management, or Create, to continuous integration, or Verify, to static and dynamic application security testing, or Secure, to packaging artifacts, or Package, to continuous delivery and deployment, or Release, to configuring infrastructure for optimal deployment, or Configure, to monitoring it for incidents, or Monitor, to protecting the production deployment, or Protect, and managing the whole cycle with value stream analytics, or Manage. It also allows customers to manage and secure their applications across any cloud through a single platform.
The DevOps Platform has broad use across organizations. It helps product and business teams to work with developers to introduce new features and drive successful business outcomes. It helps Chief Technology Officers, or CTOs, modernize their DevOps environment and drive developer productivity. It helps Chief Information Officers, or CIOs, adopt microservices and cloud native development to improve the efficiency, scale, and performance of their software architecture. It helps Chief Information Security Officers, or CISOs, reduce security vulnerabilities and deliver software faster. It helps organizations attract and retain top talent by allowing people to focus more time on their job and less time managing tools.
The majority of our customers begin by using Create and Verify. Developers use Create to collaborate together on the same code base without conflicting or accidentally overwriting each other's changes. Create also maintains a running history of software contributions from each developer to allow for version control. Teams use Verify to ensure changes to code go through defined quality standards with automatic testing and reporting. We believe serving as this system of record for code and our high engagement with developers is a competitive advantage in realizing our single application vision as it creates interdependence and adoption across more stages of the DevOps lifecycle, such as Package, Secure, and Release. As more stages are addressed within a single application, the benefits of The DevOps Platform are enhanced.
We are committed to advancing The DevOps Platform. Our dual flywheel development strategy leverages both development spend from our research and development team members as well as community contributions via our open core business model. By leveraging the power of each, we create a virtuous cycle where more contributions lead to more features, which leads to more users, leading back to more contributions.
We emphasize iteration to drive rapid innovation in our development strategy. This iterative approach has enabled us to release a new version of our software on the 22nd day of every month for 124 months in a row as of January 31, 2022. This is also due in part to our over 2,900 contributors in our global, open source community as of January 31, 2022. GitLab team members also use The DevOps Platform to power our own DevOps lifecycle. By doing so, we benefit from the inherent advantages of using a single application. We leverage these learnings to establish a rapid feedback loop to continually and rapidly improve The DevOps Platform.
We have been a 100% remote workforce since inception and, as of January 31, 2022, had approximately 1,630 team members in over 68 countries. Operating remotely allows us access to a global talent pool that enables us to hire talented team members, regardless of location, providing a strong competitive advantage. We foster a culture of results built on our core values of collaboration, results, efficiency, diversity-inclusion-belonging, iteration, and transparency. We aim to be transparent to build alignment and affinity with our community and customers. This is exemplified through our corporate handbook, or the Handbook, our central repository that details how we run GitLab and is shared with the world. It consists of over 2,000 webpages of text, including our strategy and roadmap. We welcome everyone, both inside and outside of the company, to contribute to the Handbook.
We have an open core business model. We offer a free tier with a large number of features to encourage use of The DevOps Platform, solicit contributions, and serve as targeted lead generation for paid customers. We also offer two paid subscription tiers with access to additional features that are more relevant to managers, directors, and executives. Our subscription plans are available as a self-managed offering where customers typically download to run The DevOps Platform in their own account in the public cloud, and also a SaaS offering which is managed by GitLab and hosted in our account in the public cloud.
The DevOps Platform is used globally by organizations of all sizes across a broad range of industries. To reach, engage and help drive success at each, our sales force is amplified by our strategic hyperscaler partnerships, including Google Cloud and Amazon Web Services, or AWS, who offer The DevOps Platform on their marketplaces. We also benefit from strategic alliance partnerships, which resell The DevOps Platform to large enterprise customers, and our strong channel partnerships ranging from large global systems integrators to regional digital transformation specialists, and volume resellers.
We employ a land-and-expand sales strategy. Our customer journey typically begins with developers and then expands to more teams and up to senior executive buyers. As of January 31, 2022 and 2021, our Dollar-Based Net Retention Rate was above 152% and above 145%, respectively. Our Base Customers grew to 4,593 as of January 31, 2022 from 2,745 as of January 31, 2021. Our cohort of customers generating $1.0 million or more in ARR grew to 39 as of January 31, 2022 from 20 as of January 31, 2021.
Our business has experienced rapid growth. We generated revenue of $252.7 million and $152.2 million in fiscal 2022 and 2021, respectively, representing growth of 66%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. Our net loss was $155.1 million and $192.2 million in fiscal 2022 and fiscal 2021, respectively. Our operating cash flow margin, which we define as operating cash flows as a percentage of revenue, was (19.7)% and (48.4)% for fiscal 2022 and fiscal 2021, respectively. Our gross profit was 88% for each of fiscal 2022 and fiscal 2021.
The DevOps Platform
GitLab has pioneered The DevOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver desired business outcomes through efficient software development. It represents a step change in how organizations plan, build, secure and deliver software.
The DevOps Platform is built on a single codebase, unified data model, and user interface. Organizations can deploy The DevOps Platform as a self-managed offering in their own multi-cloud, hybrid-cloud, or on-premises environments, and as a SaaS offering in our own public cloud. The DevOps Platform is designed in a way that enables our customers to move their DevOps workflow across any hybrid or multi-cloud environment while maintaining full feature parity and a single application experience.
The DevOps Platform is purpose-built to address every stage of the DevOps lifecycle:
•Manage. Helps teams organize multiple projects into a single collaborative portfolio, track important events across the DevOps lifecycle, measure using key performance indicators how the organization is adopting and performing with DevOps, audit activity and permissions across stages to ensure compliance while simplifying audit, and optimize and analyze the flow of work through the full DevOps value stream.

•Plan. To create software, organizations require collaborative planning from disparate groups, each with shared and unique objectives. Planning together in the same system in which all of the work will take place enables faster and more efficient work in all other stages of The DevOps Platform. We enable portfolio planning and management through epics, groups (programs) and milestones to organize and track progress. GitLab helps teams organize, plan, align and track project work to ensure teams are working on the right things at the right time and maintain end to end visibility and traceability of issues throughout the delivery lifecycle from idea to production.
•Create. Helps teams design, develop and securely manage code and project data from a single distributed version control system to enable rapid iteration and delivery of business value. GitLab repositories provide a scalable single source of truth for collaborating on projects and code which enables teams to be productive without disrupting their workflows.
•Verify. Helps software teams fully embrace Continuous Integration, or CI, to automate the builds, integration, and verification of their code. GitLab’s CI capabilities enable automated accessibility, usability, performance testing and code quality analysis to provide fast feedback to developers and testers about the quality of their code. With pipelines that enable concurrent testing and parallel execution, teams quickly get insight about every commit, allowing them to deliver higher quality code faster.
•Package. Enables teams to package their applications and dependencies, manage containers, and build artifacts with ease. The private, secure, container and package registries are built-in and preconfigured out-of-the box to work seamlessly with GitLab source code management, or SCM, security scanners, and Continuous Integration/Continuous Delivery, or CI/CD, pipelines.
•Secure. Provides Static Application Security Testing, or SAST, Dynamic Application Security Testing, or DAST, Fuzz Testing, Container Scanning, and Dependency Scanning to help users deliver secure applications along with license compliance.
•Release. Helps automate the release and delivery of applications, shortening the delivery lifecycle, streamlining manual processes, and accelerating team velocity. With zero-touch CD built right into the pipeline, deployments can be automated to multiple environments like staging and production, and the system executes without additional manual intervention - even for more advanced patterns like canary deployments. With feature flags, built-in auditing/traceability, on-demand environments, and GitLab Pages for static content delivery, users are able to deliver faster and with more confidence than ever before.
•Configure. Helps teams to configure and manage their application environments. Strong integration to Kubernetes reduces the effort needed to define and configure the infrastructure required to support an application. Protects access to key infrastructure configuration details such as passwords and login information by using ‘secret variables’ to limit access to only authorized users and processes.
•Monitor. Provides feedback in the form of errors, traces, metrics, logs, and alerts to help reduce the severity and frequency of incidents so that users can release software frequently with confidence.
•Protect. Provides cloud native protections, including unified policy management, container scanning, and container network and host security.
Key Benefits Delivered to our Customers
•Run their entire DevOps lifecycle from a single application. The DevOps Platform lets our customers operate their entire DevOps lifecycle across a single application. This single codebase, unified data model, user permissioning, and interface can centralize and unify every aspect of our customers’ DevOps lifecycle to streamline workflows and processes, and enhance overall productivity and efficiency.
•Enhanced innovation and revenue growth due to faster time to market. The DevOps Platform enables businesses to shorten their cycle times to meet the growing business demand to deliver new capabilities and increase responsiveness to change. With The DevOps Platform, our customers can often increase their software releases from the tens to thousands and reduce the time it takes to release new software from months to days, helping them generate more revenue.
•Reduce vulnerabilities and increase security. The DevOps Platform lets organizations embed security decisions earlier in the development process, without sacrificing speed or quality. The DevOps Platform also eliminates the need for multiple data repositories and reduces the number of hand-offs between development, operations, and security teams. This enables our customers to find and correct security vulnerabilities in their software earlier or eliminate inefficiencies in the software development process altogether.
•Enable audit and compliance. The DevOps Platform eliminates fragmented tools and point integrations that create blind spots and poor visibility across work streams. This allows compliance and audit teams to more easily log, track, and trace different steps across the DevOps lifecycle, better understand governance, and improve their compliance posture.
•Boost team member morale and productivity. The DevOps Platform enables our customers to spend more time building, deploying, and securing software, and less time managing, integrating, and triaging across different tools. In a single application, each team member can follow the entire lifecycle from beginning to end with contextual history and understanding at each process. This helps to deliver outsized productivity gains, helping our customers increase their revenue and generate greater profits.
•Reduce costs by enhancing productivity, consolidating point tools, and eliminating integrations. The DevOps Platform fulfills the functionality of multiple point products, enabling organizations to consolidate the number of tools they use. Further, The DevOps Platform also delivers cost savings to our customers by eliminating the hidden costs and time it takes to manually integrate these point products and drives greater efficiency gains and productivity. Based on a 2020 study conducted by Forrester Consulting, commissioned by us of a limited number of our customers, the cost savings and business benefits achievable by deploying The DevOps Platform to revenue-generating applications can enable customers to deliver a 407% return on investment within three years of deployment.
•Embrace the benefits of a portable workload and multi-cloud strategy. The DevOps Platform enables application portability by allowing customers to seamlessly secure and manage their applications across clouds. This allows our customers to provide full value stream analytics on their DevOps workflow and simplify their application security and compliance across clouds. It also allows them to optimize their cloud costs and embrace the best services across each cloud, without becoming overly reliant on a single public cloud provider.
Competitive Strengths
Our business benefits from the following competitive strengths:
•The DevOps Platform helps our customers transform into software-led businesses. Digital transformation is a board level imperative, and The DevOps Platform is at the center of it. The DevOps Platform allows our customers to successfully embrace the benefits of DevOps, pursue their digital transformation strategies, and create new business value with speed and efficiency. As a result, we often become strategic partners to enable our customers’ most important business outcomes. As the evolution towards a software-led business becomes even more valuable, we believe we have a strong competitive advantage in helping companies undergo this transformation.
•Our company is uniquely positioned to achieve our single application vision. The DevOps Platform is purpose-built to address every stage of the DevOps lifecycle as a single application. The majority of our customers begin by using Create and Verify. Developers use Create to collaborate together on the same code base without conflicting or accidentally overwriting each other's changes. Create also maintains a running history of software contributions from each developer to allow for version control. Teams use Verify to ensure changes to code go through defined quality standards with automatic testing and reporting. We believe serving as this system of record for code and our high engagement with developers is a competitive advantage in realizing our single application vision as it creates interdependence and adoption across more stages of the DevOps lifecycle, such as Package, Secure, and Release. As more stages are addressed within a single application, the benefits of The DevOps Platform are enhanced.
•Flywheel development strategy accelerates innovation. Our dual flywheel development strategy leverages both development spend from our research and development team members as well as community contributions via our open core business model. By leveraging the power of each, we create a virtuous cycle where more contributions lead to more features, which leads to more users, leading back to more contributions.
•We emphasize iteration to drive rapid innovation in our development strategy. Our iterative approach has enabled us to release a new version of our software on the 22nd day of every month for 124 months in a row as of January 31, 2022. This is also due in part to our over 2,900 contributors in our global, open source community as of January 31, 2022. Finally, GitLab team members use The DevOps Platform to power our own DevOps lifecycle. By doing so, we benefit from the inherent advantages of using The DevOps Platform. We leverage these learnings to establish a rapid feedback loop to continually and rapidly improve The DevOps Platform.
•Large open source installed base that leads to paying customers. We provide users of The DevOps Platform with a free tier to encourage adoption, solicit contributions, and increase the overall awareness of The DevOps Platform. This leads to deep familiarity and affinity for The DevOps Platform, which serves as a highly targeted and efficient source to convert prospective customers into paid customers. We believe this provides us with a competitive advantage as the more users who can act as advocates for The DevOps Platform within a company the easier it is for us to secure new paying customers or expand within existing customers.
•Cloud neutrality, hybrid and data center delivery, and workload portability. The DevOps Platform is designed in a way that enables our customers to manage and secure their entire DevOps workflow across any hybrid or multi-cloud environment. It also allows our customers to maintain full feature parity and a single application experience across clouds. This enables our customers to select the best cloud provider for them and optimize for their best features when deciding where to host their DevOps projects. Additionally, it allows our customers to avoid vendor lock-in and overreliance on a single cloud provider. We believe this provides us with a competitive advantage to help empower our customers to embrace the full benefits of a multi cloud strategy.
•We are agnostic as to who we serve, how we sell, and where we deploy. The DevOps Platform can be adopted by companies and teams of all sizes, ranging from small businesses to the world’s largest enterprises. Our go-to-market strategy spans from self-service tiers, to high-velocity inside sales, to dedicated enterprise sales. Even with our largest customers, the initial sale sometimes takes place at a smaller team, and is then capable of scaling wall to wall across the organization. Further, our customers are able to deploy The DevOps Platform in their own cloud environments, or in our own public cloud. This deployment flexibility enables us to target customers across regulated verticals such as financial services and the public sector.

Collectively, we believe this provides us with a competitive advantage to target a broader addressable market of companies, verticals, and users.
•Pioneer in all-remote work since inception enhances our brand with customers and team members. We have been a fully distributed company since our inception, leading to best practices, thought leadership, and branding as a pioneer in all-remote work. We have been identified by Inc. as one of its Best Workplaces since 2019 due to our commitment to an all-remote workforce. As remote work has become a more popular topic after the COVID-19 pandemic, it has enhanced our overall company brand with new and existing customers and team members. Additionally, being an all-remote company enables broader access to talent across the globe. This provides us with a competitive advantage to hire team members with diverse, specialized, and highly in-demand skills who other employers with physical locations or less advanced remote work practices may not have access to.
Our Growth Strategy
We intend to invest in our business to advance adoption of The DevOps Platform. Our growth strategies include:
•Advance our feature maturity across more stages of the DevOps lifecycle. We intend to continue making investments in research and development and hiring top technical talent to mature our features in more stages of the DevOps lifecycle. For example, in fiscal 2022, we have invested a significant portion of our human capital costs focused on development into the Secure, Manage, and Plan phases. Our recent acquisition of Opstrace, Inc. in fiscal 2022 demonstrates our aim to deliver functionality in our monitor stage, leveraging the entire DevOps Platform to provide advanced observability. We will continue to make many of our features open source or source-code available to encourage contributions, which in turn, accelerates our ability to innovate and provide a better platform to our customers.
•Drive growth through enhanced sales and marketing. We believe that nearly all organizations will modernize from DIY DevOps into DevOps platforms and that the opportunity to continue growing our customer base is substantial. To drive new customer growth, we intend to continue investing in sales and marketing, with a focus on replacing DIY DevOps within larger organizations. We also continue to focus on acquiring users with our free product and converting free users to paying customers, with a special focus on improving the self-service purchasing experience.
•Drive increased expansion within our existing customer base. As customers realize the benefits of a single application they typically increase their spend with us by adding more users or purchasing higher tiered plans. As a result, for fiscal 2022 and fiscal 2021, our Dollar-Based Net Retention Rate was above 152% and above 145%, respectively. We plan to continue investing in sales and marketing, with a focus on driving expansion of The DevOps Platform within existing customers, particularly for our larger customers.
•Further grow adoption of our SaaS offering. As organizations move more workloads to the cloud and consume technology as a service, we believe our SaaS offering will continue to grow at a faster rate than our self-managed offering. We intend to continue making investments in research and development to enhance new SaaS features, as well as in sales and marketing, to drive further adoption of our SaaS offering.
•Grow and invest in our partner network. We have been investing in our global partner ecosystem, composed of hyperscalers and cloud providers, including Google Cloud and AWS, technology and independent software vendor partners, global resellers, and system integrators. We plan to continue investing in building out our partner program to expand our distribution footprint, to broaden the awareness of The DevOps Platform, and to more efficiently add new customers. We will also continue to invest in building out our partnerships to deliver transformation services to help our enterprise customers accelerate the deployment of The DevOps Platform.
•Expand our global footprint. We believe there is significant opportunity to continue to expand internationally. We grew our international revenue to $41.1 million for fiscal 2022 from $26.2 million for fiscal 2021, representing an increase of 57%. We intend to grow our international revenue by increasing our investments in our international sales and marketing operations including headcount in the EMEA and APAC regions.
Human Capital
Our Unique Culture and Values
Our success is driven by our culture. We believe that our values and culture are a competitive advantage within our industry, and we will continue to invest time and resources in building our culture to drive superior business results. We are highly dependent on our management, highly-skilled engineers, sales team members and other professionals. It is crucial that we continue to identify, attract and retain valuable team members. To facilitate hiring and retention, we strive to make GitLab a diverse, inclusive workplace where every team member feels they belong and has the opportunity to grow and develop their career.
We were recognized by Inc. as one of 2021’s Best Places To Work and have a 97% CEO approval rating and a 4.6 overall workplace approval rating on Glassdoor.com, as of January 31, 2022. As a result, we trust that our values have led and will continue to lead to results that distinguish us from other companies. They include:
•Our mission is to ensure that everyone can contribute. This mission guides our path, and we live our values along that path. Our values are a living document, and we encourage our team members to make suggestions to improve our company values constantly. We have established six core C.R.E.D.I.T. values:
◦Collaboration - Helping others is a priority; we rely on each other for help and advice;
◦Results - We follow through on our promises to each other, customers, users, and investors;
◦Efficiency - We are about working on the right things to achieve more progress faster;
◦Diversity, Inclusion & Belonging - We aim to foster an environment where everyone can thrive;
◦Iteration - We do the smallest thing possible and get it out as quickly as possible; and
◦Transparency - We strive to be open about as many things as possible to reduce the threshold to contribution and to make collaboration easier.
•Measure results, not hours. Our all-remote culture helps us to practice our values. We believe we were the largest all-remote company in the world prior to the COVID-19 pandemic and as a result we are able to recruit from a wider, more diverse, and more uniquely skilled pool of talent across the world. The freedom and flexibility that comes with an all-remote workforce enables team members to view work in an entirely new light, one which focuses on results and productivity over the number of hours spent working. For example, product engineers have measurable objectives to hit rather than prescribed hours to work and team members have on-call shifts based on when they are most productive and best able to contribute to our success.
•We seek to be transparent in everything we do. We publicly share information, including our strategy and objectives, in written form to encourage innovation and trust amongst our team members, customers, and the wider open source community. Our process of being public by default reduces the threshold to contribution and makes collaboration easier. Transparency creates awareness for GitLab, allows us to recruit people who care about our values, gets us more and faster feedback from people outside the company, and makes it easier to collaborate. We believe that the open core model creates more value than it captures, and our ability to execute on our strategy far exceeds the abilities of our competitors.
•We do the smallest thing possible and get it out as quickly as we can. We aim to take an iterative approach in everything we do, including our day to day work and building The DevOps Platform. Our process is centered on dividing work into small increments, not completing everything at once, and pursuing each stage with speed and efficiency. Approaching work this way, we are able to rapidly get input from end-users who are actively using our platform, continuously revisit what we are doing with a fresher perspective, and gradually gain a greater sense of visibility into what the end picture should look like. By adopting this approach we are able to work with a greater sense of speed and efficiency, getting more done in less time.
Team Members
Our mission is to create a world where everyone can contribute. When everyone can contribute, consumers become contributors, and we greatly increase the rate of human progress through changing creative work from unilateral read-only to collective collaboration and innovation. This mission is integral to our culture, and how we hire, build products, and lead our industry. The DevOps Platform brings together developers, operations and security professionals and elevates their innovation to new levels, making it faster, safer, and more accessible. We are an all-remote company, and we pride ourselves in how we work through enabling our team members the individualized flexibility to reach their business results. We believe this leads to a team that is continually engaged and passionate about the positive impact of The DevOps Platform.
As of January 31, 2022, we had approximately 1,630 team members in over 68 countries. We engage our team members in various ways, including through direct employment, PEOs, and as independent contractors. In the locations where we use PEOs, we contract with the PEO for it to serve as “Employer of Record” for team members engaged through the PEOs. Team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. None of our team members are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our team members subject to industry-wide collective bargaining agreements or works counsel. We have not experienced any work stoppages. We work to identify, attract, and retain team members who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a strong and open relationship with our team members and our unique mission, culture and values differentiate us and continue to be key drivers of our business success.
Diversity, Inclusion and Belonging Mission
Diversity, Inclusion & Belonging is fundamental to our success. We include it in every way possible and in all that we do. We strive for a transparent environment where all globally dispersed voices are heard and welcomed. We strive for an environment where people can show up as their full selves each day and can contribute to their best ability. And with over 100,000 organizations utilizing GitLab across the globe, we strive for a team that is representative of our users.
Compensation, Benefits and Perks
We provide team members with competitive compensation packages that include base salaries and equity awards, including restricted stock units. We are an open organization, and we want to be as transparent as possible about our compensation principles. Our compensation model is open to data driven iterations. Additional benefits programs (which vary by country and region) include a 401(k) Plan with a company match, healthcare, vision, and dental insurance benefits, health savings and flexible spending accounts, flexible paid time off, parental leave, and other benefits tailored to the specific needs of our employees such as family forming, caregiving and mental health resources. Throughout the course of the year, we also encourage team members to take part in various sponsorship and volunteer initiatives that support and ultimately uplift their local communities. As with our unique ways of working, GitLab and its team members have identified and sought out opportunities for impact that speak back not only to our values but our all-remote nature.
Our Open Source Philosophy
We recognize that it is imperative to balance our need to generate revenue with the needs of the open source software project. To determine what is available in our free tier and what is available only in our paid tiers, we first assess who cares the most about the feature. Individual contributors rarely purchase The DevOps Platform, and thus, if the feature is something primarily individuals care about it will be open source. If the features are something primarily managers, directors, or executives care about, then it will be source-available. When considering buyers as part of product tiering decisions we use the following guidance:
•Premium is for team(s) usage, with the purchasing decision led by one or more directors
•Ultimate is for strategic organizational usage, with the purchasing decision led by one or more executives
We want to be good stewards of our open source solution, so we aim to provide much of The DevOps Platform to the market for free. Having all stages of the platform available to users for free encourages cross-stage adoption and more collaboration and helps users see the benefit of a single application approach. Including all major features in our free tier helps us keep our codebase for the free and paid tiers similar, which helps us carry forward our promise of being good stewards of our open source solution without diverging codebases. We seek to clearly and consistently articulate our monetization strategy on teams and organizations to provide predictability to both our customers as well as the community of contributors.
Our open source approach is intended to increase our development velocity as the developer pool who contributes to our codebase is greater than the size of any single engineering organization. As of January 31, 2022, more than 2,900 individuals have contributed to The DevOps Platform and since April 30, 2019 community contributions have averaged more than 200 per month. Because people outside of our organization can read our code, users can contribute to identifying and solving issues, which accelerates the time we can release new software to market. This has also been a big contribution to enabling us to release a new version of our software for 124 months in a row and counting as of January 31, 2022.
We believe our open source approach helps us acquire, retain, and grow our paying customer base. They benefit from the advanced innovation that comes from distributed development, the documentation, best practices, and knowledge sharing across our community, as well as the engagement of making their own contributions back to our codebase.
The DevOps Platform and Plans
We offer The DevOps Platform in three different subscription plans: Free, Premium and Ultimate. While our Free tier platform includes significant functionality for individual users, our paid tiers include features that are more relevant for managers, directors, and executives.
•Our Free Plan caters to capabilities needed by individual contributors to do their daily jobs.

•Our Premium Plan builds on the capabilities of the Free Plan while also adding functionality intended specifically for managers and directors to help teams enhance collaboration between development and operations teams, manage projects and portfolios, and accelerate the deployment of code.
•Our Ultimate Plan provides further functionality for executives and has functions to help organizations establish better collaboration between development, operations, and security teams, instill organizational wide security, compliance and planning practices, and implement full value stream measurement, analytics, and reporting, across the DevOps lifecycle.
Our subscription plans are available as a self-managed offering which customers download to run in their own public, private, or hybrid cloud environments, and also a SaaS offering which is managed by us and hosted in the public cloud.
Research and Development Strategy
We ship features and components of features at a high velocity in the smallest possible increments to optimize for code quality, efficiency and speed. As each feature is typically similar in size, we are able to measure and track our development team's efficacy by counting the number of merge requests, or a request to merge one branch of code into another. We believe that our development approach, using The DevOps Platform, is a key competitive advantage.
We make product investment decisions based on each stage’s contribution to revenue, monthly active usage, and served addressable market size. Currently the majority of our development costs are in Create (Source Code Management), Verify (Continuous Integration), Secure (Application Security Testing), and Manage (Analytics and Administrative capabilities).
Our research and development team consists of our architects, software engineers, security experts, DevOps engineers, product management, quality assurance, and data collection teams. We intend to continue to invest in our research and development capabilities to extend The DevOps Platform and products.
Our Technology
Our single application strategy means that we have one codebase to author, test, secure, package, and distribute. This also means we are able to give users the most choice. Our customers can use a SaaS subscription or run The DevOps Platform themselves in a self-managed way in their own cloud environments. For self-managed users GitLab is the only truly public-cloud-agnostic solution. Customers can also run The DevOps Platform in their own data centers if they wish. They can further choose to run GitLab on traditional servers, or they can use containers and an orchestration system like Kubernetes.
From an end user standpoint, our single application strategy provides one consistent user interface across all stages of the DevOps lifecycle. We see this result in a manifold reduction in lifecycle time for software development teams. For integrators, GitLab has a single API to write integrations against, as opposed to a fragmented tool chain. For IT system administrators and internal security teams this also means they have one application environment and authentication system to inspect and certify according to their company’s standards.
Our Customers
We serve organizations of all sizes across industries and regions. As of January 31, 2022, we had customers in over 140 countries. We believe our customer growth is best represented by the number of our Base Customers, which increased to 4,593 as of January 31, 2022 from 2,745 as of January 31, 2021. In 2019, we began to invest more heavily in our enterprise sales motion and have had strong success in attracting, retaining, and growing ARR from our larger customers. For the year ended January 31, 2022, more than 60% of our ARR came from enterprise customers. Our success has been exemplified by the growth in our $100,000 ARR customers to 492 as of January 31, 2022 from 283 as of January 31, 2021. Further, during these same periods we grew our $1.0 million ARR customers to 39 from 20, an increase of 95%. We have key reference customers across a breadth of industry verticals that we believe validate The DevOps Platform, and our customers range from small and medium-sized organizations to Fortune 500 companies. No customer represented more than 10% of our revenue in fiscal 2022 or fiscal 2021.
Sales and Marketing
Our go-to-market strategy spans a self-service buying experience, high velocity inside sales, and a dedicated outbound enterprise sales team. We segment our sales organization by size and region, with an additional vertical focus on the public sector. Our sales organization succeeds because of our transparent, cross-functional collaboration and a commitment to over-performance, efficiency, diversity, and constant improvement.
Our customer success team, or CS, manages our technical relationships with customers both pre-sale and long-term partnerships post-sale. CS works to help customers achieve positive business results with GitLab by building awareness, adoption, usage, performance, and modern DevOps capabilities. We believe this focus on business results and engaged partnership maximizes long-term, sustainable customer value and drives expansion with our existing customers.
Through our commitment to open collaboration, we also have select technology and channel partners who increase efficient access to new customers and support growth of existing customers through trusted relationships, existing contracts, service delivery capability and capacity, and collaboration on large digital transformations. These partners include systems integrators, cloud platform partners, independent software vendors, managed service providers, resellers, distributors, and ecosystem partners. Our partnership program provides additional rewards for partners that make commitments to and investments in a deeper GitLab relationship.
Our marketing department is focused on generating awareness of The DevOps Platform to our developer community, existing customers and users, and potential customers. We utilize diverse tactics such as digital demand generation, account based marketing, nurture programs, sales development, virtual and field events, sponsored webcasts, gated content downloads, whitepapers, display advertising and integrated campaigns to connect with prospective customers. We also host and present at regional, national and global events, including our own annual user conference called “Commit,” to engage both customers and prospects.
We offer our Free tier and/or a free trial to prospective customers allowing them to try before they buy, allowing customers to see the strengths of The DevOps Platform and the business benefits. We are then able to engage with these users to encourage them to upgrade to a paid version. Once a customer is onboarded with GitLab, our teams work to identify additional business units and parent/child/subsidiary prospects that would benefit from The DevOps Platform. Finally, as engaged members of the open-source community, our contributors often serve as subject matter experts at market-leading developer events, and The DevOps Platform is presented on the cutting edge of innovation.
Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We view our primary current competition as customers’ legacy approach of DIY DevOps, using a combination of point tools manually integrated together. Our offering is substantially different in that it is one platform, one codebase, one interface and a unified data model that spans the entire DevOps lifecycle. We expect that the competition from DIY DevOps will decrease over time as companies realize the shortcomings in this approach. To ensure easy transitions for customers and support for dependencies on internal and external tools, we support staged adoption while continuing the use of some legacy tools.
Beyond this legacy approach of DIY DevOps, our principal competitor is Microsoft Corporation following their acquisition of GitHub. There are also a number of other private and public companies whose products address only a portion of the DevOps lifecycle and/or are cobbled together from several point solutions. These are essentially third-party DIY DevOps and are not a single application.
We believe we compete favorably based on the following competitive factors:
•ability to provide a single application that is purpose-built to span the entire DevOps lifecycle;
•ability to rapidly innovate and consistently ship and release more features and versions of our software;
•maturity of features in the Create (source code management) and Verify (continuous integration) stages;
•ability to run natively across any public cloud, private cloud, hybrid cloud, or on-premises environment;
•ability to enable collaboration between developers, IT operations, and security teams;
•ability to reduce handoffs, friction, and switching costs across different stages of the DevOps lifecycle;
•ability to reduce software development times to release better software faster;
•ability to consolidate multiple tools into a single platform;
•ability to eliminate manual integrations that are costly and time-effective to maintain;
•ability to provide a seamless, consistent, and single user experience through one user interface;
•ability to deliver a large, engaging community of open source contributors;
•performance, scalability, and reliability;
•ability to implement strong security and governance;
•quality of service and overall customer satisfaction; and
•strong documentation and transparency of information.
Corporate Philanthropy
As part of our mission to create a world where everyone can contribute, we believe it is important to support organizations that can further this goal at local and global levels. To further this mission, in September 2021, our board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for the issuance to charitable organizations, to be further designated by our board of directors.
Government Regulation
We are subject to many varying laws and regulations in the United States and throughout the world, including those related to data privacy, security and protection, intellectual property, worker classification, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities and tax.

Moreover, new and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us or our contributors, and uncertainty around the application of these laws may affect demand for our platform. Additionally, as our platform’s geographic scope expands, regulatory agencies or courts may claim that we are subject to additional requirements, or are prohibited from conducting our business in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. We believe we are in material compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to government regulation affecting our business.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, know-how, copyrights, patents, confidentiality procedures, contractual commitments, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, team members, agents, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.
As of January 31, 2022, we had five issued patents and two pending patent applications in the United States and abroad. These patents and patent applications seek to protect proprietary inventions relevant to our business. The issued patents are scheduled to expire on or around the years between 2034 and 2036 and cover a means of undertaking metaphor-based language code fuzzing relating to testing of code.
As of January 31, 2022, we had three trademark registrations in the United States, including registrations for “GITLAB” and our logo. We also had 11 trademark registrations and applications in certain other jurisdictions and regions. Additionally, we are the registered holder of a number of domain names, including gitlab.com.
We are dedicated to open source software. Our product incorporates many components subject to open source software licenses, and in turn we license many significant components of our software under open source software licenses. Such licenses grant licensees broad permissions to use, copy, modify and redistribute the covered software which can limit the value of our software copyright assets.
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
Corporate Information
We were incorporated in the State of Delaware as GitLab Inc. in September 2014. We are a remote-only company, meaning that all of our team members work remotely. Due to this, we do not currently have a principal executive office. Our website address is https://about.gitlab.com. The information contained on, or that can be accessed through, our website is not a part of this prospectus. Investors should not rely on any such information in deciding whether to purchase our Class A common stock. Unless otherwise indicated, the terms “GitLab,” the “company,” “we,” “us,” and “our” refer to GitLab Inc. and our subsidiaries, and references to our “common stock” include our Class A common stock and Class B common stock.
GitLab, the GitLab logo, and other registered or common law trade names, trademarks, or service marks of GitLab appearing in this prospectus are the property of GitLab. This prospectus contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this prospectus are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this prospectus appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.
Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at https://about.gitlab.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our investor relations page on our website (https://about.gitlab.com), press releases, public conference calls, public webcasts, our Twitter account (@gitlab), our Facebook page, our LinkedIn page, our company news site (https://about.gitlab.com/press/) and our corporate blog (https://about.gitlab.com/blog/) as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report before making a decision to invest in our Class A common stock. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Financial Position
Our business and operations have experienced rapid growth, and if we do not appropriately manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our products. Our total number of Base Customers has grown to 4,593 as of January 31, 2022 from 2,745 as of January 31, 2021. Our team member headcount has also increased significantly, and we expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
Our total revenue for the years ended January 31, 2022 and 2021 was $252.7 million and $152.2 million, respectively, representing a growth rate of 66%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $192.2 million and $155.1 million in fiscal 2021 and fiscal 2022, respectively. As of January 31, 2022, we had an accumulated deficit of approximately $553.3 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Many of our current and potential competitors have greater financial, technical, marketing and other resources and larger customer bases than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established sales and marketing relationships and have access to larger customer bases. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may undercut our pricing policies and allow them to build a larger user base or to monetize that user base more effectively than us. If our competitors’ products, platforms, services or technologies maintain or achieve greater market acceptance than ours, if they are successful in bringing their products or services to market earlier than ours, or if their products, platforms or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
The market for our services is new and unproven and may not grow, which would adversely affect our future results and the trading price of our Class A common stock.
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
Our business model depends on generating and maintaining a large user base that is extremely satisfied with The DevOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. The model is dependent on converting non-paying users to paying users. We have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
We are also subject to Regulation FD, which imposes restrictions on the selective disclosure of material information to stockholders and other market participants, and other regulations. While we have implemented internal controls to maintain compliance with Regulation FD, if as a result of our transparency, we disclose material information in a non-Regulation FD compliant matter, we may be subject to heightened regulatory and litigation risk.
The Handbook may not be up to date or accurate, which may result in negative third-party scrutiny or be used in ways that adversely affects our business.
Consistent with our commitment to our transparency and efficiency values, we maintain a publicly available company Handbook that contains important information about our operations and business practices. This Handbook is open to the public and may be used by our competitors or bad actors in malicious ways that may adversely affect our business, operating results, and financial condition. Although we aim to keep the Handbook updated, the information in the Handbook may not be up to date at all times. Also, because any of our team members can contribute to the Handbook, the information in the Handbook may not be accurate. We have implemented disclosure controls and procedures, including internal controls over financial reporting, that comply with the U.S. securities laws; however, if we fail to successfully maintain the appropriate controls, we may face unintended disclosures of material information about the company through our Handbook, which may lead to disclosure control failures, potential securities law violations, and reputational harm.
Security and privacy breaches may hurt our business.
The DevOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal information, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal information, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The DevOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal information, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation will be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
The DevOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us more vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
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
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could adversely affect the trading price of our Class A common stock.
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
•general economic, industry and market conditions, including the potential effects of the current COVID-19 pandemic and other global events, including the recent and developing armed conflict in Ukraine;
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
We were formed in September 2014, and have a limited operating history for our current business upon which our operations and future prospects may be evaluated. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We also have operating plans that may or may not be achieved and prior achievement of our operating plans is not an indication of future achievement. We have further streamlined our business by reducing the tiers of The DevOps Platform available to purchase from three to two, which may reduce our ability to forecast expected future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business and operations) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.
We have experienced a period of rapid growth in our headcount and operations. We anticipate that we will continue to expand our headcount and operations in the near term. This growth has placed, and future growth will place, a significant strain on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and talent, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue at its current pace, if at all.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The DevOps market is characterized by rapid technological change, fluctuating price points, and frequent new product and service introductions. Our ability to increase our user base and increase revenue from existing customers will depend heavily on our ability to enhance and improve our existing solutions, introduce new features and products, both independently and in conjunction with third-party developers, reach new platforms and sell into new markets. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, we may fail to renew our subscriptions with existing customers and create or increase demand for our solutions, and our business may be materially and adversely affected.
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
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer elements of our services or negotiate for different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization, such as recruitment, advertising, and applicant tracking system capabilities. Changes in product packaging, pricing strategy or product offerings may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have discontinued our starter and bronze tier product offerings, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Our current and future customers may demand more configuration and integration services, which increase our up-front investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we may need to devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, then the market for our applications will be more limited and our business could suffer.
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
We may also encounter service interruptions due to issues interfacing with our customers’ IT systems, including stack misconfigurations or improper environment scaling, or due to cyber security attacks on ours or our customers’ IT systems. Any such service interruption may have an adverse impact on our reputation and future operating results.
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
Our internal tools and data models have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. We calculate and track performance metrics with internal tools, which are not independently verified by any third party. While we believe our metrics are reasonable estimates of our customer base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithmic or other technical errors. For example, the accuracy and consistency of our performance metrics may be impacted by changes to internal assumptions regarding how we account for and track customers, limitations on system implementations, and limitations on the ability of third-party tools to match our database. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of our business, user base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
We rely to a significant degree on a number of independent open source contributors, to develop and enhance the open source technologies we use to provide our products and services.
In our development process we rely upon numerous open source software programs which are outside of our direct control. Members of corresponding leadership committees and core teams, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of these open source technologies. If the project committees and contributors fail to adequately further develop and enhance open source technologies, or if the leadership committees fail to oversee and guide the evolution of the open source technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal contributors to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies will be available from reliable alternative sources. In either event, our development expenses could be increased, and our technology release and upgrade schedules could be delayed. Delays in developing, completing, or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, income taxes, business combination, stock-based compensation and common stock valuations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations, including in the United States, the European Union, or the E.U., the United Kingdom, or the U.K., Canada, and Australia, related to privacy, and our actual or perceived failure to comply with such laws, regulations and contractual obligations could result in significant liability and reputational harm.
We receive, store and process personal information and other customer data. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal information, personal data and other customer data, the scope of which are changing, subject to differing interpretations, and which may be inconsistent among countries or conflict with other rules.
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
The GDPR and U.K. GDPR impose stringent data protection requirements and, where we are acting as a controller, includes requirements to: provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrate that an appropriate legal basis is in place or otherwise exists to justify data processing activities; grant rights for data subjects in regard to their personal data including the right to be “forgotten,” the right to data portability and data subject access requests; notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; define pseudonymized (key-coded) data; limit the retention of personal data; maintain a record of data processing; and comply with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Where we act as a processor and process personal data on behalf of our customers, we are required to execute mandatory data processing clauses with those customers and maintain a record of data processing, among other requirements under the GDPR and U.K. GDPR. The GDPR and U.K. GDPR provide for penalties for noncompliance of up to the greater of €20 million or 4% of worldwide annual revenues (in the case of the GDPR) or £17 million and 4% of worldwide annual revenue (in the case of the U.K. GDPR). As we are required to comply with both the GDPR and the U.K. GDPR, we could be subject to parallel enforcement actions with respect to breaches of the GDPR or U.K. GDPR which affects both E.U. and U.K. data subjects. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our personal data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield. Further, the CJEU also advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) were not alone sufficient to protect data transferred to the United States or other countries not deemed adequate. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board issued additional guidance regarding the CJEU’s decision in November 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. The CJEU also stated that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, Supervisory Authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated in January 2022 that the transfer of data to the US using certain analytics tools is illegal. While these decisions related specifically to analytics tools, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the U.S. We will continue to monitor this, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the U.S., or impact the manner in which we provide our services, which could adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses on June 4, 2021, which required implementation by September 27, 2021 for new transfers, and by December 2022 for all existing transfers. While we have implemented the new Standard Contractual Clauses for all new transfers, these changes require us to review and amend our existing uses of Standard Contractual Clauses involving the transfer of E.E.A. data outside of the E.E.A. which could increase our compliance costs and adversely affect our business. The transfer of U.K. data outside of the U.K. and the E.E.A. will remain subject to the previous set of Standard Contractual Clauses as approved at the time of Brexit. However, new Standard Contractual Clauses came into effect in the U.K. on March 21, 2022. Companies have until March 21, 2024 to update existing contracts, and should use the new Standard Contractual Clauses for any new contracts as of September 21, 2022. We may be required to implement new or revised documentation and processes in relation to our data transfers subject to U.K. data protection laws within the relevant time periods, which may result in further compliance costs.

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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The U.K. GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or equivalent instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the E.U. or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the U.K. GDPR outlined above.
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The

CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, another comprehensive state privacy law, that will also be effective January 1, 2023. The CCPA, CPRA, and CDPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
We are also currently subject to China’s Personal Information Protection Law, or PIPL, which came into effect in November 2021 and which increases the protections of Chinese residents. In particular, the law is intended to protect the rights and interests of individuals, to regulate personal information processing activities, to safeguard the lawful and “orderly flow” of data, and to facilitate reasonable use of personal information. Our failure to comply with the PIPL may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. GitLab is in the process of transitioning all users who are resident in China to our JiHu entity which will minimize the applicability of the PIPL.
Further, we are subject to Payment Card Industry Data Security Standard, or PCI-DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCIDSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI-DSS can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI-DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.
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
We have procedures in place designed to ensure our compliance with Trade Controls. We are currently working to enhance these procedures, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. We have in the past, and may in the future, fail to comply with Trade Controls. For example, the recent sanctions imposed on Russia and Belarus, including related governmental organizations, non-governmental organizations and individuals, are unprecedented, expansive and rapidly evolving. Any future failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.
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
Any allegations or actual violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions and sanctions could harm our reputation, business, results of operations, and financial condition.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant up-front time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our products may be affected by public sector budgetary cycles, funding authorizations, government shutdowns, and general political priorities, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.
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
Our success depends on our ability to provide users of our products and services with access to an abundance of useful, efficient, high-quality code which in turn depends on the quality and volume of code contributed by our users.
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is one of the main reasons users visit GitLab. We seek to foster a broad and engaged user community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If users, including influential users, do not continue to contribute code, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The DevOps Platform, the size of our user base and user engagement may decline. We rely on the sale of online services for a substantial portion of our revenue and if there is a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of influential users and companies who provide innovative code on GitLab, paying users of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
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
We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in our results of operations. Further, we recognize a significant portion of our subscription revenue over the term of the relevant subscription period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not fully reflected in our results of operations until future periods.
The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. For example, in fiscal 2022, our average sales cycle for enterprise customers was 96 days, while the average sales cycle for small and medium sized organizations was 20 days. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
Risks Related to our People and Culture
We engage our team members in various ways, including direct hires, through PEOs and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.
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
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining team members with expertise in the technology software industry has become increasingly difficult as the demand for technology software professionals has continued to increase. Further, unfavorable media coverage of us could significantly impact our ability to recruit and retain talent. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team member’s inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
We are a remote-only company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.
As a remote-only company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. Additionally, we are increasingly dependent on technology as a remote-only company and if we experience problems with the operation of our current IT systems or the technology systems of third parties on which we rely, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. In addition, in a remote-only company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and fostering collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore and Australia and have team members in over 68 countries. We also recently established a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
•complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to data privacy frameworks, such as the GDPR and U.K. GDPR;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries, including the potential effects of the COVID-19 pandemic and the recent and developing armed conflict in Ukraine;
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
In February 2021, we partnered with two Chinese investment partners to form an independent company called GitLab Information Technology (Hubei) Co., Ltd. (极狐, pinyin: JiHu, pronounced Gee Who) which was formed to specifically serve the Chinese market. This new company offers a dedicated distribution of The DevOps Platform available as both a self-managed and SaaS offering (GitLab.cn) that will only be available in mainland China, Hong Kong and Macau. The autonomous company has its own governance structure, management team, and business support functions including Engineering, Sales, Marketing, Finance, Legal, Human Relations and Customer Support.
Our participation in this joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements, including China’s recent adoption of the Personal Information Protection Law, or PIPL, which went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.
We face additional risks in China due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in China. Unauthorized use of our technologies and intellectual property rights by Chinese partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products, or enforce our intellectual property rights in China or contractual restrictions relating to use of our intellectual property by Chinese companies, our revenue could be adversely affected.
Our joint venture is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. Our ability to monetize our joint venture in China may also be limited. Although the joint venture entity is an autonomous company, it is the exclusive seller of GitLab in mainland China, Hong Kong and Macau and is therefore the public face of GitLab in those areas. Additionally, under U.S. GAAP, we currently consolidate the joint venture’s financials within our own. Therefore, we face reputational and brand risk as a result of any negative publicity faced by the joint venture entity. Any such reputational and brand risk can harm our business and operating results.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Revenue generated is billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
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
We could be an emerging growth company for up to five fiscal years following the completion of our initial public offering. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer” under applicable SEC rules, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.
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
Investors may find our Class A common stock less attractive because we may rely on certain of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile and may decline.
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
As disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is related to us not having properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
As a public company, and particularly after we are no longer an “emerging growth company,” significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and operating results.
We will incur significant increased costs and devote increased management resources as a result of operating as a public company.
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
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC, have increased legal and financial compliance costs and will make some compliance activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our initial public offering, we also increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and leadership development committee, and qualified executive officers.
We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all. In addition, any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our services to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. We may not be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be significantly lower than the current price per share of our Class A common stock. The holders of new debt or equity securities may also have rights, preferences, or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic and other global events, including the recent armed conflict in Ukraine, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the COVID-19 pandemic or other global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•integration of customers from the acquired company;
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
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
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
In addition, we are subject to federal, state and local taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and any such assessments could adversely affect our business, financial condition and results of operations.
Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable or that our presence in such jurisdictions is sufficient to require us to collect taxes, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court of the United States held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under the Wayfair decision, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of the Wayfair decision) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business, financial condition, and results of operations.
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
•the impact of interest rate increases on the overall stock market and the market for technology company stocks;
•any major changes in our management or our board of directors;
•effects of public health crises, pandemics, and epidemics, such as the COVID-19 pandemic;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, including those related to the recent and developing armed conflict in Ukraine.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and greater than 5% stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. In connection with our initial public offering, or IPO, our officer, directors and certain other stockholders entered into lockup agreements with the underwriters for the IPO. These lockups expired as of March 16, 2022 and as a result, all such shares are now freely tradable without restrictions or further registration under the Securities Act, subject to certain restrictions and limitations under the Securities Act on shares held by our affiliates.
Moreover, the holders of a significant portion of shares of our capital stock also have rights, subject to some conditions, to require us to file registration statements for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, acquisition, investment, or otherwise.
The dual class structure of our common stock will have the effect of concentrating voting control with those stockholders who hold our Class B capital stock, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate 65.8% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, the holders of our outstanding Class B common stock hold approximately 98% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding in the aggregate approximately 65.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our organizational documents and under Delaware law could make an acquisition of us, which could be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that our stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
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
•provide that our board of directors is expressly authorized to make, alter, or repeal our restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or team members.
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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation and restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, such provision, the Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or team members, which may discourage lawsuits against us and our directors, officers, and team members. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as acts of war, terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics, such as the COVID-19 pandemic, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, including the recent and developing armed conflict in Ukraine, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. For example, changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as GitLab Contribute, GitLab Commit, GitLab Sales Kick-Off and many field marketing events, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, team member or industry events in the future. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Moreover, it has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our operating results. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition.
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solutions, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans put in place by us or our partners prove to be inadequate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are a remote-only company. Accordingly, we do not maintain a headquarters. We lease small sales offices in China for our Variable Interest Entity, or VIE, JiHu.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on The Nasdaq Global Select Market, or Nasdaq, under the symbol “GTLB” and began trading on October 14, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any exchange.
Holders of Record
As of April 1, 2022, there were 42 holders of record of our Class A common stock and 187 holders of record of our Class B common stock. The actual number of holders of our Class A common stock and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
There have been no other sales of unregistered securities by the company in the quarter ended January 31, 2022.
Use of Proceeds
On October 18, 2021, we closed our initial public offering, or IPO, of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259602), which was declared effective by the SEC on October 13, 2021. As of such date, we also incurred offering costs of $4.7 million.
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
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock from October 14, 2021 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2022 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
120
100
80
60
10/14/21
10/31/21
11/30/21
12/31/21
01/31/22
GitLab
S&P 500 Index
S&P 500 Information Technology Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. You should review the section titled “Special Note Regarding Forward-Looking Statements” above in this Annual Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated October 13, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 14, 2021.
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
GitLab is The DevOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver desired business outcomes. Having all teams on a single application with a single interface represents a step function change in how organizations plan, build, secure, and deliver software.
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
The DevOps Platform is available to any company, regardless of the size, scope, and complexity of their deployment. As a result, we have a large number of customers on paid trials or with single-digit users. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevOps Platform is considered a single customer for determining each organization’s ARR. Our company exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with intentional transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making information public, we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.

We make our plans available through our self-managed and software-as-a-service, or SaaS offerings. For our self-managed offering, the customer installs The DevOps Platform in its own private or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted in the public cloud.
Initial Public Offering
On October 18, 2021, we closed our IPO of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million.
Acquisition
On December 3, 2021, we completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. Refer to “Note 5. Business Combination” to our consolidated financial statements for further discussion of the transaction.
Impact of COVID-19
The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease, or COVID-19, constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. While we have experienced and may continue to experience a modest adverse impact on certain parts of its business, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to customers, our results of operations, cash flows, and financial condition have not been adversely impacted to date. However, as certain customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us. In addition, we may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See Part I, Item IA, “Risk Factors” in this Annual Report on Form 10-K for additional information. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Dollar-Based Net Retention Rate and ARR
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-Based Net Retention Rate measures the percentage change in our ARR derived from our customer base at a point in time. Our calculation of ARR and by extension Dollar-Based Net Retention Rate, includes both self-managed and SaaS license revenue. We report Dollar-Based Net

Retention Rate on a threshold basis 130% each quarter, and provide a tighter threshold as of each fiscal year end.
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

	As of January 31,
	2022	2021	2020
Dollar-Based Net Retention Rate	> 152%	>145%	>175%
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

	As of January 31,
	2022	2021	2020
$100,000 ARR customers	492	283	173
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
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given our limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2%, 3% and 1% of our total revenue for the years ended January 31, 2022, 2021 and 2020, respectively.
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription—self-managed and SaaS	$226,163	$132,763	$70,367
License—self-managed and other	26,490	19,413	10,860
Total revenue	252,653	152,176	81,227
Cost of revenue:(1)
Subscription—self-managed and SaaS	23,668	14,453	6,467
License—self-managed and other	6,317	4,010	2,909
Total cost of revenue	29,985	18,463	9,376
Gross profit	222,668	133,713	71,851
Operating expenses:
Sales and marketing(1)	190,754	154,086	99,225
Research and development(1)	97,217	106,643	59,364
General and administrative(1)	63,654	86,868	41,629
Total operating expenses	351,625	347,597	200,218
Loss from operations	(128,957)	(213,884)	(128,367)
Interest income	736	1,070	3,626
Other income (expense), net	(30,850)	23,452	(4,800)
Loss before income taxes	(159,071)	(189,362)	(129,541)
Provision for (benefit from) income taxes	(1,511)	2,832	1,200
Net loss	$(157,560)	$(192,194)	$(130,741)
Net loss attributable to noncontrolling interest(2)	(2,422)	—	—
Net loss attributable to GitLab	$(155,138)	$(192,194)	$(130,741)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$1,300	$1,185	$365
Research and development	8,305	31,519	11,315
Sales and marketing	10,550	21,504	4,699
General and administrative	9,854	57,638	24,493
Total stock-based compensation expense	$30,009	$111,846	$40,872

(2)Our consolidated financial statements include our variable interest entity, JiHu and majority owned subsidiary, Meltano Inc. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.
The following table sets forth the components of our consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Fiscal Year Ended January 31,
	2022	2021	2020

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	12	12	12
Gross profit	88	88	88
Operating expenses:
Sales and marketing	76	101	122
Research and development	38	70	73
General and administrative	25	57	51
Total operating expenses	139	228	246
Loss from operations	(51)	(141)	(158)
Interest income	—	1	4
Other income (expense), net	(12)	15	(6)
Loss before income taxes	(63)	(124)	(159)
Provision for (benefit from) income taxes	(1)	(2)	(1)
Net loss	(62)%	(126)%	(161)%
Net loss attributable to noncontrolling interest	(1)%	—%	—%
Net loss attributable to GitLab	(61)%	(126)%	(161)%
Comparison of the Fiscal Year Ended January 31, 2022 and 2021
Revenue

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$226,163	$132,763	$93,400	70%
License—self-managed and other	26,490	19,413	7,077	36
Total revenue	$252,653	$152,176	$100,477	66%
Revenue increased $100.5 million, or 66%, to $252.7 million for fiscal 2022 from $152.2 million for fiscal 2021, primarily due to the ongoing demand for The DevOps Platform: adding new customers, the expansion within our existing paid customers, as well as an increase in our number of $100,000 ARR customers. As of January 31, 2022 and 2021, our expansion is reflected by our Dollar-Based Net Retention Rate being above 152% and above 145%, respectively. We had 492 $100,000 ARR customers as of January 31, 2022, increasing from 283 as of January 31, 2021.
Revenue for fiscal 2022 includes $1.2 million attributable to our variable interest entity, JiHu. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.

Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$29,985	$18,463	$11,522	62%
Gross profit	222,668	133,713	88,955	67
Gross margin	88%	88%
Cost of revenue increased by $11.5 million, to $30.0 million for fiscal 2022 from $18.5 million for fiscal 2021, primarily due to a $5.0 million increase in personnel-related expenses, which includes stock-based compensation expense, driven by a 26% increase in our average customer support and professional services headcount. The remaining change was primarily attributable to an increase in third-party hosting costs of $3.1 million and an increase in total Infrastructure and Customer Support expense allocated to paid users of $1.9 million. Gross margin was consistent at 88% for fiscal 2022 and 2021.
Cost of revenue for fiscal 2022 includes $0.9 million attributable to our variable interest entity, JiHu. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.
Sales and Marketing

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$190,754	$154,086	$36,668	24%
Sales and marketing expenses increased by $36.7 million, to $190.8 million for fiscal 2022 from $154.1 million for fiscal 2021, primarily due to an increase of $20.6 million in personnel-related expenses, driven by an increase of 21% in our average sales and marketing headcount, an increase of $5.6 million in marketing expenses, an increase of $3.3 million in hosting expenses, and an increase of $2.9 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, increase our sales capacity and acquire more customers. The increase in personnel-related expenses was partially offset by a decrease in stock-based compensation of $11.0 million, primarily due to a fiscal 2021 tender offer as further discussed in “Note 13. Related Party Transactions.”
Sales and marketing expenses for fiscal 2022 includes $3.2 million attributable to our variable interest entity, JiHu. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.
Research and Development

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Research and development expenses	$97,217	$106,643	$(9,426)	(9)%
Research and development expenses decreased by $9.4 million, to $97.2 million for fiscal 2022 from $106.6 million for fiscal 2021, primarily due to a decrease of $8.4 million in personnel-related expenses. This decrease in personnel-related expenses was mainly driven by a decrease in stock-based compensation expense of $23.2 million as a result of a tender offer further discussed in “Note 13. Related

Party Transactions,” offset by a $14.8 million increase in other personnel-related expenses primarily attributable to a 11% average increase in research and development headcount.
Research and development expenses for fiscal 2022 includes $2.3 million attributable to our variable interest entity, JiHu. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.
General and Administrative

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative expenses	$63,654	$86,868	$(23,214)	(27)%
General and administrative expenses decreased by $23.2 million, to $63.7 million for fiscal 2022 from $86.9 million for fiscal 2021, primarily due to a decrease in stock-based compensation expense of $47.8 million, mainly as a result of a tender offer further discussed in “Note 13. Related Party Transactions”. This decrease was partially offset by an increase of $12.2 million in other personnel-related expenses driven by 35% growth in our average finance, accounting, legal, and people success headcount, an increase of $3.2 million in legal expense, an increase of $4.9 million in audit, tax, and insurance, and an increase of $3.9 million in software subscriptions and consulting expenses to support our growth and due to becoming a publicly traded company.
General and administrative expenses for fiscal 2022 includes $3.6 million attributable to our variable interest entity, JiHu. See “Note 10. Joint Venture and Majority Owned Subsidiary” to our consolidated financial statements for additional details.
Interest Income, and Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Interest income	$736	$1,070	$(334)	(31)%

Foreign exchange gains (losses), net	$(29,140)	$23,423	$(52,563)	(224)%
Other income (expense), net	(1,710)	29	(1,739)	(5997)
Total other income (expense), net	$(30,850)	$23,452	$(54,302)	(232)
For fiscal 2022 and 2021, interest income decreased primarily due to a decrease in the overall market interest rates.
The change in other income (expense), net is primarily due to net foreign currency exchange losses caused by the intercompany loans of short-term nature advanced to select subsidiaries whose functional currency is not the U.S. dollar, primarily our Euro functional subsidiaries.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,511)	$2,832	$(4,343)	(153)%
Effective tax rate	0.9%	(1.5)%
Our effective tax rate increased by approximately 2.4% during the year ended January 31, 2022 as compared to the year ended January 31, 2021. The higher effective tax rate was primarily due to the tax benefits recognized during the year ended January 31, 2022 as a result of the stock-based compensation tax deduction offset by the change in the valuation allowance.
Our effective tax rate for the year ended January 31, 2022 was lower than the U.S. federal statutory tax rate of 21% primarily due to the change in valuation allowance associated with the net operating losses generated during the year.
Pursuant to the provisions of Accounting Standard Codification (ASC) 740, Income Taxes, the determination of our ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining our ability to recognize deferred tax assets. We determined that it was not more likely than not that we could recognize its deferred tax assets. Evidence evaluated by us included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of January 31, 2022, we recorded $0.4 million of deferred tax liabilities, net. We do not have any deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital.
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2022, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of January 31, 2022, our U.S. federal 2017 through 2020 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for tax years 2015 and 2016. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2022, unrecognized tax benefits approximated $5.6 million, of which $0.8 million would affect the effective tax rate if recognized. We do not anticipate any of the unrecognized tax benefits to reverse in the next 12 months.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2022, 2021, and 2020, we recognized interest and penalties of $0.1 million, zero, and zero, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities and payments received from our customers. On October 18, 2021, we closed our IPO of 8,940,000 shares of our Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $654.6 million, after deducting underwriting discounts of $33.8 million.
As of January 31, 2022 and 2021, our principal source of liquidity was cash, cash equivalents, and short-term investments of $934.7 million and $282.9 million, respectively, which were held for working capital purposes. Cash and cash equivalents consist of cash in banks and money market accounts, while short-term investments consist of certificates of deposit.
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
As of January 31, 2022, we had purchase commitments of approximately $73.0 million due in the next three years that are associated with agreements that are enforceable and legally binding.
The following table shows a summary of our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(49,814)	$(73,580)	$(60,166)
Net cash used in investing activities	$(53,895)	$(842)	$—
Net cash provided by financing activities	$701,185	$12,945	$271,265
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
Cash used in operating activities during fiscal 2022 was $49.8 million, primarily consisting of our net loss of $157.6 million, adjusted for non-cash items of $85.2 million (including amortization of deferred contract acquisition costs of $33.4 million, stock-based compensation of $30.0 million, unrealized foreign exchange loss of $20.4 million) and net cash inflows of $22.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in deferred revenue of $79.1 million and the increase in accrued compensation and related expenses of $19.8 million, partially offset by the increase in deferred contract acquisition costs of $42.6 million and the increase in accounts receivable of $38.2 million.
Cash used in operating activities during fiscal 2021 was $73.6 million, primarily consisting of our net loss of $192.2 million, adjusted for non-cash items of $106.7 million and net cash inflows of $11.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in deferred revenue of $52.4 million, partially offset by the increase in costs deferred related to contract acquisition of $34.1 million and the increase in accounts receivable of $14.7 million.
Investing Activities
Cash used in investing activities during fiscal 2022 was $53.9 million, primarily consisting of purchases of short-term investments, net of maturities of $50.0 million and purchases of property and equipment of $3.5 million.
Cash used in investing activities during fiscal 2021 was $0.8 million, primarily consisting of a payment for asset acquisition of $0.9 million, offset by other investing activities.
Financing Activities
Cash provided by financing activities during fiscal 2022 was $701.2 million, primarily attributable to $654.6 million in proceeds from the IPO, net of underwriting discounts, $26.5 million of contributions received from noncontrolling interests and $25.4 million of proceeds from issuance of common stock upon stock options exercises.
Cash provided by financing activities during fiscal 2021 was $12.9 million, consisting primarily of $13.8 million of proceeds from issuance of common stock upon stock options exercises.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
Please see Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a summary of significant accounting policies and the effect on our financial statements.
We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•Revenue Recognition
•Deferred Contract Acquisition Costs
•Income Taxes
•Business Combination
•Stock-Based Compensation

•Common Stock Valuations
Revenue Recognition
We generate revenue primarily from offering self-managed (on-premise) and SaaS subscriptions. Revenue is also generated from professional services, including consulting and training.
In accordance with ASC 606, revenue is recognized when a customer obtains control of the promised products and services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products and services. To achieve the core principle of this standard, we apply the following five-step model as a framework:
1)Identify the contract with a customer. We consider the terms and conditions of our arrangements with customers to identify contracts under ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the products and services to be transferred, we can identify the payment terms for the products and services, we have determined the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. At contract inception, we also evaluate whether two or more contracts should be combined and accounted for as a single contract. Further, contract modifications generally qualify as a separate contract.
The typical term of a subscription contract for a self-managed or SaaS offering is one to three years. Our contracts are non-cancelable over the contract term and we act as principal in all our customer contracts. Customers have the right to terminate their contracts generally only if we breach the contract and we fail to remedy the breach in accordance with the contractual terms.
2)Identify the performance obligations in the contract. Performance obligations in our contracts are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract.
Our self-managed subscriptions include two performance obligations: (i) to provide access to proprietary features in our software, and (ii) to provide support and maintenance (including the combined obligation to provide software updates on an when and if available basis).
Our SaaS products provide access to hosted software as well as support, which is evaluated to be a single performance obligation.
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software except in certain limited unique contracts.
Some of our customers have the option to purchase additional licenses or renew at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are either at the same price as the existing licenses or are within our range of standalone selling price and, as such, would not result in a separate performance obligation. Where material rights are identified in our contracts, they are treated as separate performance obligations.
3)Determine the transaction price. We determine transaction price based on the consideration to which we expect to be entitled in exchange for transferring products and services to the customer.

Variable consideration is included in the transaction price only to the extent it is probable that a significant future reversal of cumulative revenue under the contract will not occur when the uncertainty associated with the variable consideration is resolved. Our contracts are non-refundable and non-cancellable. We do not offer refunds, rebates or credits to our customers in the normal course of business. The impact of variable considerations has not been material.
For contracts with a one year term, we applied a practical expedient available under ASC 606 and made no evaluation for the existence of a significant financing component. In these contracts, at contract inception, the period between when we expect to transfer a promised product or service to the customer and when the customer pays for that product or service will be one year or less. For contracts with terms of more than a year, we have applied judgment in determining that advance payments in such contracts are not collected with the primary intention of availing finance and therefore, do not represent a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes). We do not offer the right of refund in our contracts.
4)Allocate the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price, or SSP for each performance obligation. We use judgment in determining the SSP for our products and services. We typically assess the SSP for our products and services on an annual basis or when facts and circumstances change. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. The expected cost-plus margin approach is currently used to determine SSP for each distinct performance obligation for self-managed subscriptions.
We have concluded that (i) the right to use the software and (ii) the right to receive technical support and software fixes and updates are two distinct performance obligations in our self-managed subscriptions. Since neither of these performance obligations are sold on a standalone basis, we estimate stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and update the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions, which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support.
5)Revenue is recognized when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised products and services to a customer. We recognize revenue when we transfer control of the products and services to our customers for an amount that reflects the consideration that we expect to receive in exchange for those products and services. All revenue is generated from contracts with customers.
Subscription - self-managed and SaaS
Subscription -self-managed
Our self-managed and SaaS subscriptions consist of support, maintenance, upgrades and updates on a when-and-if-available basis. Revenue for support and maintenance is recognized ratably over the contract period based on the stand-ready nature of these subscription elements.
We offer three tiers of paid subscriptions as part of the self-managed model: Starter, Premium, and Ultimate. Subscriptions for self-managed licenses include both (i) a right to use the underlying software

(License revenue - Self managed) and (ii) a right to receive post-contract customer support during the subscription term (Subscription revenue - Self managed). Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when and if available basis) and support services. We have concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, we estimate the stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and updates the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, we allocated between 1 to 15% of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
Starter tier is now deprecated and available for a limited transitory period to our existing customers.
SaaS
We also offer three tiers of paid SaaS subscriptions: Starter (previously Bronze), Premium (previously Gold), and Ultimate (previously Platinum). These subscriptions provide access to our latest managed version of our product hosted in a public cloud. Revenue from our SaaS products (Subscription revenue - SaaS) is recognized ratably over the contract period when the performance obligation is satisfied.
The typical term of a subscription contract for self-managed or SaaS offering is one to three years.
Starter tier is now deprecated and available for a limited transitory period to our existing customers.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with rights to use proprietary software features. We allocate between 1 to 15% of the transaction value to License revenue, which is recognized upfront when the software license is made available to our customer.
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
Deferred Contract Acquisition Costs
Sales commissions and bonuses that are direct and incremental costs of the acquisition of contracts with customers are capitalized. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred when the costs are direct and incremental and would not have occurred absent the customer contract. The deferred commission and bonus amounts are recoverable through the future revenue streams from our customer contracts all of which are non-cancelable.
Commissions and bonuses paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined generally to be three years based on historical analysis of average customer life and useful life of our product offerings. Commissions paid for subsequent renewals are amortized over the renewal term. Amortization is recognized on a straight-line basis and included in sales and marketing expenses in the consolidated statements of operations. We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment of deferred contract acquisition costs during the periods presented.
Income Taxes
We are subject to income taxes in the United States and several foreign jurisdictions. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. Management applies significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.
Compliance with income tax regulations requires us to take certain tax positions. In assessing the exposure associated with various filing positions, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits, if any, are included within the provision for income taxes in the consolidated statement of operations.
Business Combination
On December 3, 2021, we completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. We include the results of operations of the businesses that we acquire beginning from the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
We amortize our acquired intangible assets in business combinations and asset acquisitions on a straight-line basis with definite lives over a period of three years.

Stock-Based Compensation
In May 2021, we granted restricted stock units (“RSUs”) settleable for 3 million shares of our Class B common stock to Mr. Sijbrandij, our founder and CEO. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share. The fair value of the RSUs was determined utilizing a Monte Carlo valuation model. Any portion of these RSUs may only be earned upon a corporate transaction or after a liquidity event and only to the extent Mr. Sijbrandij continues to lead the company as our CEO. We will recognize total stock-based compensation expense over the derived service period of each tranche using the accelerated attribution method, regardless of whether the stock price hurdles are achieved. Refer to “Note 9. Equity” to our consolidated financial statements for further discussion.
In September 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan, or ESPP, to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions. We recognize stock-based expenses related to the shares to be issued under the ESPP on a straight-line basis over the offering period, using the Black-Scholes option-pricing model, and determine volatility over an expected term based on the historical volatility of our peer group, until we establish a sufficient public trading history of our own stock price. The ESPP provides for up to a 27-month offering period, and includes four purchase periods of approximately six months. The ESPP allows eligible team members to purchase shares of our common stock at a 15% discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Common Stock Valuations
Prior to our initial public offering in October 2021, the estimated fair value of the common stock underlying our equity awards has been approved by our board of directors, with input from management and contemporaneous third-party valuations. Given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, the number of participants, timing, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved parties with access to our financial information.
Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.
Following our initial public offering in October 2021, a public trading market for our Class A common stock has been established and the fair value of our Class A common stock is determined based on the quoted market price of our Class A common stock.
Recently Issued Accounting Pronouncements
See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for more information regarding recently issued accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Interest Rate Risk
As of January 31, 2022 and 2021, we had $934.7 million and $282.9 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $830.2 million and $245.3 million as of January 31, 2022 and 2021, respectively, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
GitLab Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GitLab Inc. and subsidiaries (the Company) as of January 31, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
April 8, 2022

GitLab Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2022(1)	January 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884,672	$282,850
Short-term investments	50,031	—
Accounts receivable, net of allowance for doubtful accounts of $1,098 and $1,022 as of January 31, 2022 and January 31, 2021, respectively	77,233	39,651
Deferred contract acquisition costs, current	24,363	18,700
Prepaid expenses and other current assets	15,544	7,292
Total current assets	1,051,843	348,493
Property and equipment, net	3,271	—
Goodwill	8,145	—
Intangible assets, net	6,285	797
Deferred contract acquisition costs, non-current	14,743	11,776
Other long-term assets	7,151	1,500
TOTAL ASSETS	$1,091,438	$362,566
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,984	$3,111
Accrued expenses and other current liabilities	24,571	7,348
Accrued compensation and benefits	32,820	13,179
Deferred revenue, current	179,224	103,543
Total current liabilities	241,599	127,181
Deferred revenue, non-current	32,568	30,625
Other non-current liabilities	18,002	11,078
TOTAL LIABILITIES	292,169	168,884
Commitments and contingencies (Note 14)
CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, $0.0000025 par value; no shares and 79,959 shares authorized as of January 31, 2022 and January 31, 2021, respectively; no shares and 79,551 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	—	424,904
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0000025 par value; 50,000 shares and no shares authorized as of January 31, 2022 and January 31, 2021, respectively; no shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 and 163,000 shares authorized as of January 31, 2022 and January 31, 2021, respectively; 27,141 and 1,151 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 and 163,000 shares authorized as of January 31, 2022 and January 31, 2021, respectively; 119,747 and 52,468 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	—	—
Additional paid-in capital	1,320,479	186,892
Accumulated deficit	(553,337)	(398,199)
Accumulated other comprehensive income (loss)	7,724	(19,915)
Total GitLab stockholders' equity (deficit)	774,866	(231,222)
Noncontrolling interests	24,403	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	799,269	(231,222)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,091,438	$362,566
___________
(1) As of January 31, 2022, the consolidated balance sheet includes assets and liabilities of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $17.7 million and $3.7 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 10. Joint Venture and Majority Owned Subsidiary” for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription—self-managed and SaaS	$226,163	$132,763	$70,367
License—self-managed and other	26,490	19,413	10,860
Total revenue	252,653	152,176	81,227
Cost of revenue:
Subscription—self-managed and SaaS	23,668	14,453	6,467
License—self-managed and other	6,317	4,010	2,909
Total cost of revenue	29,985	18,463	9,376
Gross profit	222,668	133,713	71,851
Operating expenses:
Sales and marketing	190,754	154,086	99,225
Research and development	97,217	106,643	59,364
General and administrative	63,654	86,868	41,629
Total operating expenses	351,625	347,597	200,218
Loss from operations	(128,957)	(213,884)	(128,367)
Interest income	736	1,070	3,626
Other income (expense), net	(30,850)	23,452	(4,800)
Loss before income taxes	(159,071)	(189,362)	(129,541)
Provision for (benefit from) income taxes	(1,511)	2,832	1,200
Net loss	$(157,560)	$(192,194)	$(130,741)
Net loss attributable to noncontrolling interest	(2,422)	—	—
Net loss attributable to GitLab	$(155,138)	$(192,194)	$(130,741)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.95)	$(3.82)	$(2.76)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	79,755	50,343	47,308
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020

Net loss	$(157,560)	$(192,194)	$(130,741)
Foreign currency translation adjustments	27,639	(24,005)	4,165
Comprehensive loss including noncontrolling interest	$(129,921)	$(216,199)	$(126,576)
Net loss attributable to noncontrolling interest	(2,422)	—	—
Foreign currency translation adjustments attributable to noncontrolling interest	375	—	—
Comprehensive loss attributable to noncontrolling interest	(2,047)	—	—
Comprehensive loss attributable to GitLab	$(127,874)	$(216,199)	$(126,576)
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2019	65,546	$156,969	48,483	$—	—	$—	—	$—	$24,882	$(75,264)	$(75)	$—	$(50,457)
Series E financing, less issuance costs of $326	14,413	268,177	—	—	—	—	—	—	—	—	—	—	—
Conversion to dual class common stock structure	—	—	(48,483)	—	—	—	48,483	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	1,151	—	(1,151)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	—	—	1,475	—	743	—	—	—	743
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	—	—	531	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	671	—	—	—	671
Stock-based compensation expense	—	—	—	—	—	—	—	—	40,872	—	—	—	40,872
Foreign currency translation adjustments		—	—	—	—	—	—	—	—	—	4,165	—	4,165
Net loss	—	—	—	—	—	—	—	—	—	(130,741)	—	—	(130,741)
Balance at January 31, 2020	79,959	$425,146	—	$—	1,151	$—	49,338	$—	$67,168	$(206,005)	$4,090	$—	$(134,747)
Repurchase of common stock	—	—	—	—	—	—	(20)	—	(820)	—	—	—	(820)
Issuance of common stock upon conversion of preferred stock	(408)	(242)	—	—	—	—	408	—	242	—	—	—	242
Issuance of common stock related to vested exercised stock options	—	—	—	—	—	—	1,876	—	5,618	—	—	—	5,618
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	—	—	866	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—		—	—	2,838		—	—	2,838
Stock-based compensation expense	—	—	—	—		—	—	—	111,846	—	—	—	111,846
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(24,005)	—	(24,005)
Net loss	—	—	—	—	—	—	—	—	—	(192,194)	—	—	(192,194)
Balance at January 31, 2021	79,551	$424,904	—	$—	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder (CEO) upon initial public offering	—	—	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Conversion of Class B common stock to Class A common stock	—	—	—	—	14,550	—	(14,550)	—	—	—	—	—	—
Issuance of common stock in connection with business combination, net	—	—	—	—	—	—	26	—	959	—	—	—	959
Contingent stock consideration in connection with business combination	—	—	—	—	—	—	—	—	1,754				1,754
Repurchase of common stock	—	—	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	—	—	4,118	—	19,408	—	—	—	19,408
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	—	—	574	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	7,212	—	—	—	7,212
Warrant exercised	—	—	—	—	—	—	73	—	86	—	—	—	86
Stock-based compensation expense	—	—	—	—	—	—	—	—	30,009	—	—	—	30,009
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	27,639	375	28,014
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	26,450	26,450
Net loss	—	—	—	—	—	—	—	—	—	(155,138)	—	(2,422)	(157,560)
Balances at January 31, 2022	—	$—	—	$—	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(157,560)	$(192,194)	$(130,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,009	111,846	40,872
Amortization of intangible assets	665	222	—
Depreciation expense	543	—	—
Amortization of deferred contract acquisition costs	33,368	18,469	7,960
Unrealized foreign exchange (gain) loss	20,389	(24,322)	4,257
Other non-cash expense	197	458	122
Changes in assets and liabilities:
Accounts receivable	(38,223)	(14,745)	(13,457)
Prepaid expenses and other current assets	(8,219)	677	(5,743)
Costs deferred related to contract acquisition	(42,575)	(34,137)	(15,223)
Other long-term assets	(3,374)	252	(1,128)
Accounts payable	1,877	1,474	914
Accrued expenses and other current liabilities	13,953	733	3,395
Accrued compensation and benefits	19,755	4,646	5,791
Deferred revenue	79,074	52,382	41,950
Other long-term liabilities	307	659	865
Net cash used in operating activities	(49,814)	(73,580)	(60,166)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(100,031)	—	—
Proceeds from maturities of short-term investments	50,000	—	—
Purchases of property and equipment	(3,541)	—	—
Payments for business combination, net of cash acquired and consideration withheld in an escrow	(323)	—	—
Payments for asset acquisitions	—	(933)	—
Other investing activities	—	91	—
Net cash used in investing activities	(53,895)	(842)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	654,552	—	—
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	25,354	13,765	3,088
Proceeds from warrants exercised	86	—	—
Net proceeds from Series E preferred stock financing	—	—	268,177
Repurchase of common stock in a tender offer	(590)	(820)	—
Contributions received from noncontrolling interests	26,450	—	—
Payments of deferred offering costs	(4,667)	—	—
Net cash provided by financing activities	701,185	12,945	271,265
Impact of foreign exchange on cash, cash equivalents and restricted cash	6,846	1,000	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	604,322	(60,477)	210,873
Cash, cash equivalents and restricted cash at beginning of period	282,850	343,327	132,454
Cash, cash equivalents and restricted cash at end of period	$887,172	$282,850	$343,327

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,310	$1,901	$1,986
Cash donations	$1,000	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$7,212	$2,838	$671
Issuance of common stock upon conversion of preferred stock	$424,904	$242	$—
Unpaid property and equipment in accrued expenses	$273	$—	$—
Unpaid deferred offering costs	$40	$—	$—
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$884,672	$282,850	$343,327
Restricted cash, included in other long-term assets	2,500	—	—
Total cash, cash equivalents and restricted cash	$887,172	$282,850	$343,327
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
GitLab Inc. (the “Company”) began as an open source project in 2011 and was incorporated in Delaware on September 12, 2014. While the Company is headquartered in San Francisco, California, it operates on an all-remote model. The Company is a technology company and its primary offering is “GitLab,” a complete DevOps platform delivered as a single application. GitLab is used by a wide range of organizations. The Company also provides related training and professional services. GitLab is offered on both self-managed and software-as-a-service ("SaaS") models. The principal markets for GitLab are currently located in the United States, Europe, and Asia Pacific. The Company is focused on accelerating innovation and broadening the distribution of its platform to companies across the world to help them become better software-led businesses.
Stock Split
In January 2019, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a four-to-one stock split of the Company’s issued and outstanding shares of common and convertible preferred stock. The split was effected on February 28, 2019. The par values of the common and convertible preferred stock were also adjusted as a result of the stock split. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect this stock split for all periods presented.
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
Prior to the IPO, deferred offering costs, which consist primarily of legal, accounting, consulting, and other fees related to the Company’s IPO, were capitalized in prepaid expense and other current assets on the consolidated balance sheets. During the year ended January 31, 2022, the Company incurred $4.7 million of deferred offering costs. Upon consummation of the IPO, the deferred offering costs of $4.7 million previously capitalized were reclassified into stockholders’ equity as a reduction of the IPO proceeds on the consolidated balance sheets.
Upon the closing of the IPO, 79.6 million shares of the Company’s outstanding convertible preferred stock were automatically converted into an equal number of shares of Class B common stock.
Acquisition
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. Refer to “Note 5. Business Combination” for further discussion of the transaction.
Impact of COVID-19
The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease, or COVID-19, constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. While the Company has experienced and may continue to experience a modest adverse impact on certain parts of its business, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to customers, the Company’s results of operations, cash flows, and financial condition have not been adversely impacted to date. However, as certain customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for the Company. In addition, the Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See Part I, Item IA, “Risk Factors” in this Annual Report on Form 10-K for additional information. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2022 and 2021 refer to the fiscal year ended January 31, 2022 and 2021, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, fair valuation of stock-based compensation, fair value of contingent consideration, valuation allowance for deferred income taxes, valuation of intangibles assets, and impairment of goodwill. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions, including the impact of the COVID-19 pandemic, that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include 100% of the accounts of wholly owned and majority owned subsidiaries as well as a variable interest entity for which our Company is the primary beneficiary. The ownership interest of other investors is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.

On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. Our consolidated financial statements include the operating results of the acquired entity beginning from the date of acquisition.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The Company determines the functional currency of each foreign subsidiary and the variable interest entity in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary and the variable interest entity operate. Items included in the financial statements of such subsidiaries and the variable interest entity are measured using that functional currency.
For subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates.
Gains or losses from foreign currency remeasurement and settlements are included in foreign exchange gains (losses), net in other income (expense), net on the consolidated statements of operations. For the years ended January 31, 2022, 2021 and 2020, the Company recognized foreign exchange gains (losses), net of $(29.1) million, $23.4 million and $(4.9) million, respectively.
For subsidiaries and the variable interest entity where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate stockholders’ equity (deficit) into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) in the consolidated balance sheets. For the years ended January 31, 2022, 2021 and 2020, the Company recognized foreign translation adjustments of $27.6 million, $(24.0) million, and $4.2 million, respectively.
Foreign currency translation adjustments and the offsetting foreign exchange gain or losses for the periods presented are primarily caused by the intercompany loans of short-term nature for entities where functional currency is not the U.S. dollar.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents as of January 31, 2022 and 2021, consisted of cash held in checking and savings accounts and investments in money market accounts. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash consists of $2.5 million acquisition related security deposit withheld in an escrow for post-closing indemnification claims recorded in other long-term assets on consolidated balance sheet as of January 31, 2022, refer to “Note 5. Business Combination.”
Short-Term Investments
The Company classifies certificates of deposits with banks with an original maturity of three months or greater at the date of purchase as short-term investments and such investments are carried at amortized cost, which approximates their fair value.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, which represent trade receivables from the Company’s customers, are recorded at the invoiced amount and do not bear interest. The Company extends credit of typically 30 to 60 days to its customers in the normal course of business and does not require collateral from its customers. The Company establishes an allowance for doubtful accounts based on its estimate of the collectability of the accounts. The estimate is based on the age of the individual outstanding invoices and the collection history of each customer. As of January 31, 2022 and 2021, the allowance for doubtful accounts was $1.1 million and $1.0 million, respectively. Accounts receivable deemed uncollectible are written off against the allowance when identified.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. At times, cash deposits may be in excess of insured limits. The Company believes that the financial institutions that hold its cash, cash equivalents, restricted cash, and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these balances. To minimize credit losses on accounts receivable, the Company extends credit to customers based on an evaluation of their ability to pay amounts due under contractual arrangement.
The Company uses various distribution channels. There was one distribution channel whose balance represented 14% of the accounts receivable balance as of January 31, 2022. There were no distribution channels or individual customers whose balance represented more than 10% of the accounts receivable balance as of January 31, 2021.
There were no customers whose revenue represented more than 10% of total revenue during the years ended January 31, 2022, 2021 and 2020.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities due to their short-term nature. The Company also recorded at fair value acquisition related contingent considerations further discussed in “Note 5. Business Combination.”
The Company measures assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:
Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs are unobservable based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability.
Revenue Recognition
The Company generates revenue primarily from offering self-managed (on-premise) and SaaS subscriptions. Revenue is also generated from professional services, including consulting and training.

In accordance with ASC 606, revenue is recognized when a customer obtains control of the promised products and services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products and services. To achieve the core principle of this standard, the Company applies the following five-step model as a framework:
1)Identify the contract with a customer. We consider the terms and conditions of our arrangements with customers to identify contracts under ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the products and services to be transferred, we can identify the payment terms for the products and services, we have determined the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers. At contract inception, we also evaluate whether two or more contracts should be combined and accounted for as a single contract. Further, contract modifications generally qualify as a separate contract.
The typical term of a subscription contract for self-managed or SaaS offering is one to three years. Our contracts are non-cancelable over the contract term and we act as principal in all our customer contracts. Customers have the right to terminate their contracts generally only if we breach the contract and we fail to remedy the breach in accordance with the contractual terms.
2)Identify the performance obligations in the contract. Performance obligations in our contracts are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract.
Our self-managed subscriptions include two performance obligations: (i) to provide access to proprietary features in our software, and (ii) to provide support and maintenance (including the combined obligation to provide software updates on when and if available basis).
Our SaaS products provide access to hosted software as well as support, which is evaluated to be a single performance obligation.
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software except in certain limited unique contracts.
Some of our customers have the option to purchase additional licenses or renew at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are either at the same price as the existing licenses or are within our range of standalone selling price and, as such, would not result in a separate performance obligation. Where material rights are identified in our contracts, they are treated as separate performance obligations.
3)Determine the transaction price. We determine transaction price based on the consideration to which we expect to be entitled in exchange for transferring products and services to the customer.
Variable consideration is included in the transaction price only to the extent it is probable that a significant future reversal of cumulative revenue under the contract will not occur when the uncertainty associated with the variable consideration is resolved. Our contracts are non-refundable and non-cancellable. We do not offer refunds, rebates or credits to our customers in the normal course of business. The impact of variable considerations has not been material.

For contracts with a one year term, we applied a practical expedient available under ASC 606 and made no evaluation for the existence of a significant financing component. In these contracts, at contract inception, the period between when we expect to transfer a promised product or service to the customer and when the customer pays for that product or service will be one year or less. For contracts with terms of more than a year, we have applied judgment in determining that advance payments in such contracts are not collected with the primary intention of availing finance and therefore, do not represent a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes). We do not offer the right of refund in our contracts.
4)Allocate the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. We use judgment in determining the SSP for our products and services. We typically assess the SSP for our products and services on an annual basis or when facts and circumstances change. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. The expected cost-plus margin approach is currently used to determine SSP for each distinct performance obligation for self-managed subscriptions.
We have concluded that (i) the right to use the software and (ii) the right to receive technical support and software fixes and updates are two distinct performance obligations in our self-managed subscriptions. Since neither of these performance obligations are sold on a standalone basis, we estimate stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and update the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions, which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support.
5)Revenue is recognized when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised products and services to a customer. We recognize revenue when we transfer control of the products and services to our customers for an amount that reflects the consideration that we expect to receive in exchange for those products and services. All revenue is generated from contracts with customers.
Subscription - self-managed and SaaS
Subscription - self-managed
The Company's self-managed and SaaS subscriptions consist of support, maintenance, upgrades and updates on a when-and-if-available basis. Revenue for support and maintenance is recognized ratably over the contract period based on the stand-ready nature of these subscription elements.
The Company offers three tiers of paid subscriptions as part of the self-managed model: Starter, Premium, and Ultimate. Subscriptions for self-managed licenses include both (i) a right to use the underlying software (License revenue - Self managed) and (ii) a right to receive post-contract customer support during the subscription term (Subscription revenue - Self managed). Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when and if available basis) and support services. The Company has concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, the Company estimates the stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and updates the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, the Company allocated between 1-15% of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
Starter tier is now deprecated and available for a limited transitory period to our existing customers.
SaaS
We also offer three tiers of paid SaaS subscriptions: Starter (previously Bronze), Premium (previously Gold), and Ultimate (previously Platinum). These subscriptions provide access to our latest managed version of our product hosted in a public cloud. Revenue from our SaaS products (Subscription revenue - SaaS) is recognized ratably over the contract period when the performance obligation is satisfied.
The typical term of a subscription contract for self-managed or SaaS offering is one to three years.
Starter tier is now deprecated and available for a limited transitory period to our existing customers.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with rights to use proprietary software features. The Company allocates between 1-15% of the transaction value to License revenue, which is recognized upfront when the software license is made available to our customer.
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered.
The Company presents financial information about disaggregation of revenue in “Note 3. Revenues” of the consolidated financial statements.
Deferred Revenue
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The portion of deferred revenue that the Company will recognize during the twelve-month period from the balance sheet date is recorded within current liabilities and the remaining portion is recorded as long-term.
The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Customers are generally billed in advance, including some multi-year contracts, but the majority of customers in multi-year contracts specifically request to pay annually in advance. Payment terms on invoiced amounts are typically 30 to 60 days. In limited cases, the Company has offered deferred payment terms of a maximum of one year in contracts with a one year contractual term. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced; such amounts have been immaterial to date.
During the fiscal years ended January 31, 2022, 2021 and 2020, $87.1 million, $58.1 million and $29.2 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented. The increase in deferred revenue balances for the periods presented is mainly attributable to the growth of contracts with new as well as existing customers.
Remaining Performance Obligations
As of January 31, 2022 and 2021, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $312.4 million and $159.9 million, respectively. As of January 31, 2022, we expected to recognize approximately 65% of the transaction price as product or services revenue over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Sales commissions and bonuses that are direct and incremental costs of the acquisition of contracts with customers are capitalized. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred when the costs are direct and incremental and would not have occurred absent the customer contract. The deferred commission and bonus amounts are recoverable through the future revenue streams from our customer contracts all of which are non-cancelable.
Commissions and bonuses paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined generally to be three years based on historical analysis of average customer life and useful life of our product offerings. Commissions paid for subsequent renewals are amortized over the renewal term. Amortization is recognized on a straight-line basis and included in sales and marketing expenses in the consolidated statements of operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
The following table presents the change in deferred contract acquisition costs (in thousands):

	January 31,
	2022	2021	2020
Beginning balance	$30,476	$14,375	$7,156
Added during the year	41,998	34,570	15,179
Amortized during the year	(33,368)	(18,469)	(7,960)
Ending balance	$39,106	$30,476	$14,375
Deferred Offering Costs
Deferred offering costs consist primarily of legal, accounting, consulting, and other fees related to the Company’s IPO, and were capitalized in prepaid expenses and other current assets on the consolidated balance sheets prior to the IPO. Upon consummation of the IPO, the deferred offering costs of $4.7 million were reclassified into stockholders’ equity (deficit) as a reduction of the IPO proceeds on the consolidated balance sheets. There were no deferred offering costs recorded as of January 31, 2022 and 2021.

Cost of Revenue
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third party service providers, third-party cloud infrastructure expenses incurred in connection with the customers’ use of GitLab; compensation paid to the Company's customer support personnel, including contractors; and allocated overhead.
Cost of revenue for self-managed license includes personnel-related expenses. Other costs of revenue include professional services, primarily compensation paid to the Company's professional services personnel, including contractors; and allocated overhead.
Research and Development
Costs related to research and development of the Company’s software offerings are expensed as incurred. These costs consist primarily of compensation paid to the Company's research and development personnel, including contractors; and allocated overhead associated with developing new features or enhancing existing features.
The Company’s internal customer software development process follows an iterative process that results in more frequent software releases than do traditional sequential or waterfall development methodologies and also results in internal validation of the software releases very shortly before they are made available to customers. Therefore, to date, costs to develop software that is marketed externally have not been capitalized as the current software development process is essentially completed concurrently with the establishment of technological feasibility through internal validation of the software releases. As such, all related software development costs are expensed as incurred and included in research and development expenses in the consolidated statements of operations. To date, software development for internal use has been immaterial and no such costs have been capitalized.
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. These include costs incurred on public relations, website design, advertising, field marketing, and market research services. The Company incurred advertising costs of $21.4 million, $14.1 million and $17.2 million during the years ended January 31, 2022, 2021 and 2020, respectively.
Loss Contingencies
If an exposure to any potential claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. If applicable, the Company records receivables for probable insurance or other third-party recoveries. Due to uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position. Legal fees and other costs associated with such actions are expensed as incurred.
Income Taxes
The Company is subject to income taxes in the United States and several foreign jurisdictions. The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. Management applies significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.
Compliance with income tax regulations requires the Company to take certain tax positions. In assessing the exposure associated with various filing positions, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits, if any, are included within the provision for income taxes in the consolidated statement of operations.
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss and changes in stockholders’ equity (deficit) that are excluded from net loss due to changes in the Company’s cumulative foreign currency translation account.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. We exclude equity instruments from the calculation of diluted loss per share if the effect of including such instruments is anti-dilutive. Since we are in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. For this calculation, convertible preferred stock, warrants and stock options are considered potentially dilutive instruments. While the convertible preferred stock has participating rights for dividends, it does not participate in losses and hence will not qualify as a participating security in the periods in which the Company generates a loss.
Stock-Based Compensation
The Company has granted equity classified stock-based awards consisting primarily of stock options to team members, members of its board of directors, and non-employee advisors. The majority of the Company's stock-based awards have been granted to team members and the service-based vesting condition for the majority of these awards is satisfied over four years.

The cost of stock-based awards granted to team members is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are recorded as they occur. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options.
The Company records incremental stock-based compensation expense when certain affiliated stockholders or new investors purchase shares from team members and founders of the Company in excess of the fair value of such shares as part of secondary stock purchase transactions. The Company recognized any such excess value as stock-based compensation expense in the consolidated statements of operations.
In May 2021, the Company granted 3 million shares of Restricted Stock Units (“RSUs”) tied to our Class B common stock to Mr. Sijbrandij, our founder and CEO. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share. The fair value of the RSUs was determined utilizing a Monte Carlo valuation model. Any portion of these RSUs may only be earned upon a corporate transaction or after a liquidity event and only to the extent Mr. Sijbrandij continues to lead the company as our CEO. We will recognize total stock-based compensation expense over the derived service period of each tranche using the accelerated attribution method, regardless of whether the stock price hurdles are achieved. Refer to “Note 9. Equity” for further discussion.
In September 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions. We recognize stock-based expenses related to the shares to be issued under the ESPP on a straight-line basis over the offering period, using the Black-Scholes option-pricing model, and determine volatility over an expected term based on the historical volatility of the Company’s peer group, until we establish a sufficient public trading history of our own stock price. The ESPP provides for up to a 27-month offering period, and includes four purchase periods of approximately six months. The ESPP allows eligible team members to purchase shares of our common stock at a 15% discount on the lower price of either (i) the offering period begin date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Segment Reporting
Our primary business activity is to sell subscriptions on both self-managed and SaaS models. Our chief operating decision maker, who is the Co-founder and Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, we operate our business as one operating segment and one reporting unit. The Company presents financial information about geographical mix of revenue and long-lived assets in Note 3 and Note 4, respectively, of the consolidated financial statements.
Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. We include the results of operations of the businesses that we acquire beginning from the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
We amortize our acquired intangible assets in business combinations and asset acquisitions on a straight-line basis with definite lives over a period of three years.

Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. The Company depreciates leasehold improvements over the shorter of the remaining lease term or estimated useful life of five years, and computers over two years.
Impairment of Long-lived Assets
We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (including an intangible asset) may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted cash flow the asset is expected to generate. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If a long-lived asset (including an intangible asset) is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets (including intangible assets) in any of the years presented.
We test our goodwill for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. We found no goodwill impairment in any of the periods presented.
Preferred Stock
There has been no beneficial conversion feature with respect to the preferred stock issued by the Company and the conditions for separation have not been met; as such, the entire proceeds have been allocated to preferred stock.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires a customer in a hosting arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Intangibles-Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. The Company has prospectively adopted ASU 2018-15 as of February 1, 2021 with no material impact.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 supersedes the lease requirements in ASC Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the consolidated balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For public companies, Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the JOBS Act. For as long as the Company remains an “emerging growth company,” the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Since the Company follows private company’s adoption timelines, this new guidance is effective for the Company for its fiscal year beginning February 1, 2023. The Company is currently evaluating the effect of the adoption of ASU 2016-13 on its consolidated financial statements. The effect will largely depend on the composition and credit quality of the Company's portfolio of financial assets and the economic conditions at the time of adoption.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning February 1, 2022 and interim periods within its fiscal year beginning February 1, 2023. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s consolidated financial statements.
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended January 31,
	2022		2021		2020
Subscription—self-managed and SaaS	$226,163	90%	$132,763	87%	$70,367	87%
Subscription—self-managed	179,564	72	114,949	75	65,420	81
SaaS	46,599	18	17,814	12	4,947	6
License—self-managed and other	$26,490	10%	$19,413	13%	$10,860	13%
License—self-managed	20,171	8	14,525	10	9,879	12
Professional services and other	6,319	2	4,888	3	981	1
Total revenue	$252,653	100%	$152,176	100%	$81,227	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
United States	$211,520	$125,990	$67,823
Europe	36,478	22,348	11,167
Asia Pacific	4,655	3,838	2,237
Total revenue	$252,653	$152,176	$81,227
During the years ended January 31, 2022, 2021 and 2020, the United States accounted for 84%, 83% and 83% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
We operate our business as a single reportable segment.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Prepaid software subscriptions	$3,950	$2,185
Prepaid expenses for the Company’s events	266	673
Prepaid advertising costs	722	784
Prepaid payroll deposits	981	1,125
Prepaid insurance	4,309	9
Prepaid income taxes	3,168	785
Other prepaid expenses	1,834	1,231
Other current assets	314	500
Total prepaid expense and other current assets	$15,544	$7,292
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

January 31, 2022
Computer and office equipment	$3,049
Leasehold improvements	765
3,814
Less: Accumulated depreciation	(543)
Total property and equipment, net	$3,271
Depreciation expense of property and equipment was $0.5 million for the year ended January 31, 2022.
Geographical Information
Long-lived assets, comprising of property and equipment, net, by geographic area were as follows based on their physical location (in thousands):

January 31, 2022
United States	$2,233
China	769
Other countries (1)	269
Total property and equipment, net	$3,271
(1) No other individual country accounted for more than 10% of the Company’s property and equipment, net for the period presented.

Other Long-Term Assets
Other assets consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Restricted cash (1)	$2,500	$—
Security deposits	2,832	1,500
Other long-term assets	1,819	—
Total other assets	$7,151	$1,500
(1) Refer to “Note 5. Business Combination” for a discussion of restricted cash related to the acquisition of Opstrace, Inc.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Accrued expenses	$8,605	$4,010
Income taxes payable	319	206
ESPP employee contributions	6,557	—
Indirect taxes payable	4,044	1,907
Acquisition related contingent cash consideration	3,029	—
Other current liabilities	2,017	1,225
Total accrued expenses and other current liabilities	$24,571	$7,348
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Accrued commissions	$8,417	$6,564
Payroll taxes payable	14,506	4,906
Accrued team member related payables, excluding commissions	9,897	1,709
Total accrued compensation and benefits	$32,820	$13,179

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Early exercised options liability	$6,837	$8,103
Acquisition related contingent cash consideration	4,929	—
Acquisition related consideration withheld in an escrow	2,500	—
Deferred tax liabilities	379	913
Contingent liability for labor matters	2,573	2,062
Other long-term liabilities	784	—
Total other long-term liabilities	$18,002	$11,078
5. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. The Company anticipates that this acquisition will provide an out-of-the-box, tested, integrated observability platform deployed within The DevOps Platform.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$2,970
Fair value of common stock issued on closing	959
Contingent common stock consideration (classified under additional paid-in capital)	1,754
Contingent cash consideration (classified under accrued expenses and other current liabilities)	3,007
Contingent cash consideration (classified under other long-term liabilities)	4,893
Total consideration	$13,583
Cash consideration includes $2.5 million held back as partial security for post-closing indemnification claims made within 18 months of the acquisition date recorded in other long-term liabilities on consolidated balance sheet as of January 31, 2022.
The Company issued 26,574 shares of the Company’s Class B common stock paid as of the closing date, of which 15,673 shares issued to the founders and employees will have to vest over four years. The $1.4 million fair value of 15,673 unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense.
The contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the contingent cash considerations include managements assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt. The change in the fair value recorded in fiscal year 2022 was not material.
Contingent stock consideration is classified as equity and will not be remeasured.
Acquisition related costs of approximately $0.5 million were expensed by the Company in general and administrative expenses in its consolidated statement of operations for the year ended January 31, 2022.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $13.6 million was allocated using information currently available to the Company. As a result, the Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The following table reflects the preliminary fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$147
Developed technology	6,200
Goodwill	8,145
Accrued expenses and payroll	(178)
Deferred tax liability	(731)
Net assets acquired	$13,583
As of December 3, 2021, developed technology of the acquired business had an estimated useful life of three years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and the assembled workforce. Goodwill is not deductible for U.S. federal income tax purposes.
Non-cash investing activities involving this acquisition as reflected in the consolidated statements of cash flows for the fiscal year 2022 were as follows (in thousands):

Supplemental disclosure of non-cash investing activities:
Consideration withheld in an escrow	$2,500
Issuance of common stock in connection with business combination	$959
Contingent cash consideration in connection with business combination	$7,900
Contingent stock consideration in connection with business combination	$1,754
Results of operations of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition. The revenue and net income (loss) earned by the business acquired following the acquisition are not material to our consolidated results of operations. Pro forma statements have not been presented because they are not material to our consolidated results of operations.
6. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Carrying Amount
Balance as of January 31, 2021	$—
Addition	8,145
Balance as of January 31, 2022	$8,145

There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets consisted of the following as of January 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Developed technology from business combination	$6,200	$(334)	$5,866
Developed technology from asset acquisitions (1)	1,402	(983)	419
Total	$7,602	$(1,317)	$6,285
Intangible assets consisted of the following as of January 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Developed technology from asset acquisitions (1)	$1,524	$(727)	$797
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
During fiscal year 2022, the Company acquired $6.2 million of developed technology through a business combination with estimated weighted average remaining amortization period of 2.8 years as of January 31, 2022. Our developed technology from asset acquisitions acquired in prior years had an estimated weighted average remaining amortization period of 1.3 years as of January 31, 2022.
Amortization expense was $0.7 million, $0.2 million and zero for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
As of January 31, 2022, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2023	$2,381
2024	2,172
2025	1,732
Total future amortization	$6,285
7. Debt Financing
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
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $2.8 million, $1.9 million and $0.9 million for the years ended January 31, 2022, 2021 and 2020, respectively.
9. Equity
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
Common Stock
On October 18, 2021, the Company closed its IPO of 8,940,000 shares of Class A common stock at an offering price of $77.00 per share, including 520,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of Class A common stock, resulting in net proceeds to the Company of $654.6 million, after deducting underwriting discounts of $33.8 million, and before the deferred offering costs. Upon consummation of the IPO, the deferred offering costs of $4.7 million were reclassified into stockholders’ equity as a reduction of the IPO proceeds on the consolidated balance sheets. In addition, an entity affiliated with our founder and the CEO sold 2,500,000 shares of our Class A common stock (upon conversion of shares of Class B common stock) at the IPO. The Company did not receive any proceeds from the sale of shares of its Class A common stock by the selling stockholder.
The Company had shares of common stock reserved for future issuance, on an as-converted basis, as follows (in thousands):

	January 31, 2022	January 31, 2021
Class A and Class B common stock
Convertible preferred stock	—	79,551
Options issued and outstanding	17,146	16,043
Shares available for issuance under Equity Incentive Plans	18,248	4,796
RSUs issued and outstanding	3,280	—
Shares reserved for issuance to charitable organizations	1,636	—
2021 ESPP	3,271	—
Warrants issued and outstanding (1)	—	73
Total	43,581	100,463
______________
(1)Concurrent with the Loan and Security Agreement discussed in “Note 7. Debt Financing”, the Company had issued warrants to the financial institution for shares of the Company’s Class B common stock at an effective strike price of $1.18 per share. The warrants were issued in two tranches that expire in Fiscal 2027 and Fiscal 2029, respectively. The warrants were classified in equity with negligible carrying value. On November 18, 2021, the Company received a request for the exercise of all of its warrants outstanding. Pursuant to these exercises, the Company issued 72,772 shares of Class B common stock against the $0.1 million cash proceeds received.
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of January 31, 2022 and 2021, there were 713,967 and 1,197,150 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $6.8 million and $8.1 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the consolidated balance sheets.
For accounting purposes, issuance of shares will be recognized only on vesting. However, shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
Convertible Preferred Stock
Upon the closing of the IPO, all shares of the Company’s convertible preferred stock outstanding of 79.6 million were automatically converted into an equal number of shares of Class B common stock and their carrying value of $424.9 million was reclassified into stockholders’ equity. As of January 31, 2022, there were no shares of convertible preferred stock issued and outstanding.
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
In September 2021, in connection with the IPO, our board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to our 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to our team members. We may grant all other types of awards to our team members, directors, and consultants. We have initially reserved 13,032,289 shares of our Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under our 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on February 1 of each of the years from 2022 through 2031. As such, effective as of February 1, 2022, 7,344,382 shares were added to the 2021 Plan.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	January 31, 2022	January 31, 2021
Available at beginning of period	4,796	1,540
Awards authorized	22,532	5,788
Options granted	(7,936)	(4,622)
RSUs granted	(3,290)	—
RSUs cancelled and forfeited	10	—
Options cancelled and forfeited	2,044	1,970
Options repurchased	92	120
Available at end of period	18,248	4,796
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
The 2015 Plan allows the grantees to early exercise stock options.
Stock Options and RSUs
The following table summarizes options activity under our Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2019	9,817	$1.67	8.79	$24.0
Options granted	10,632	6.20	8.99
Options exercised	(2,141)	1.44	4.91
Options cancelled	(164)	0.61	—
Options forfeited	(1,891)	2.64	—
Balances at January 31, 2020	16,253	$4.56	9.03	$70.6
Options granted	4,622	11.27	9.11
Options exercised	(2,862)	4.87	5.56
Options cancelled	(79)	3.79	—
Options forfeited	(1,891)	5.50	—
Balances at January 31, 2021	16,043	$6.33	8.39	$166.6
Options granted	7,936	18.68	8.50

Options exercised	(4,789)	5.40	5.07
Options cancelled	(81)	6.20	—
Options forfeited	(1,963)	10.47	—
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Exercisable at January 31, 2022	17,146
Options vested at January 31, 2022	4,968	$5.22	7.09	$292.1
Options expected to vest at January 31, 2022	12,178	$14.52	8.71	$602.8
The aggregate grant-date fair value of options vested during the years ended January 31, 2022, 2021 and 2020 was $10.8 million, $8.2 million and $1.8 million, respectively. The weighted-average grant-date fair value per share of options granted was $10.81, $3.55 and $2.04 for the years ended January 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2022, 2021 and 2020 was $280.5 million, $33.8 million and $16.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.
During the year ended January 31, 2022, we granted 0.3 million RSUs to our team members under our 2021 Plan at $82.10 grant-date fair value per share. These RSUs are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. RSUs vested or cancelled during the year ended January 31, 2022 were not material.
As of January 31, 2022 and 2021, approximately $101.8 million and $26.8 million of total unrecognized compensation cost was related to stock options and restricted stock awards granted, that is expected to be recognized over a weighted-average period of 2.3 years and 1.3 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
Determining Fair Value of Stock Options
The fair value of each stock option grant was estimated on the date of grant, using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Fiscal Year Ended January 31,
	2022	2021	2020
Risk-free interest rate	1.10%	0.50%	1.90%
Weighted-average volatility	43.50%	31.90%	30.30%
Weighted-average expected term (in years)	6.10	6.02	6.04
Dividend yield	—%	—%	—%
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
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to our Class B common stock to Mr. Sijbrandij, our founder and the CEO, with an estimated aggregate grant date fair value of $8.8 million, estimated utilizing a Monte Carlo valuation model. The model assumed a share price volatility of 45% and a risk free rate of 1.52%. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share on a recognized stock exchange or a per share price received in a corporate transaction defined in the grant. The price hurdles will adjust for stock splits, recapitalizations, and the like. Provided that Mr. Sijbrandij continues to be the CEO of the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price hurdles are achieved. We will recognize total stock-based compensation expense of $8.8 million over the requisite service period of each tranche, which ranged from 2.83 to 7.50 years, using the accelerated attribution method. If the stock price hurdles are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of these RSUs.
The Company recorded $1.2 million of stock-based compensation expense related to the CEO RSUs during the year ended January 31, 2022. As of January 31, 2022, unrecognized stock-based compensation expense related to these RSUs was $7.6 million which will be recognized over the remaining derived service period of the respective tranches.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, our board of directors and our stockholders approved our 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions and provides a 15% purchase price discount of the fair market value of the Company’s Class A common stock on the enrollment date or purchase date, whichever is lower, as well as up to a 27-month look-back period. We have initially reserved 3,271,090 shares of our Class A common stock for issuance and sale under our 2021 ESPP with automatic increase on February 1 for the first ten calendar years. As such, effective as of February 1, 2022, 1,468,876 shares of our Class A common stock were added to our 2021 ESPP.
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the initial offering period using the Black-Scholes option-pricing model:

Fiscal Year Ended January 31,
2022
Risk-free interest rate	0.07%
Weighted-average volatility	38.47%
Weighted-average expected term (in years)	0.57
Dividend yield	—%
The Company recorded $5.1 million of stock-based compensation expense related to the ESPP during the year ended January 31, 2022.
As of January 31, 2022, approximately $6.9 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 0.3 years.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense (excluding the expense related to the tender offers - “Note 13. Related Party Transactions”) as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenue	$1,300	$307	$134
Research and development	8,305	3,142	1,812
Sales and marketing	10,206	2,603	1,150
General and administrative	9,854	1,972	606
Total stock-based compensation expense, excluding tender offers	$29,665	$8,024	$3,702
The tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $7.0 million for the year ended January 31, 2022 and not material for the years ended January 31, 2021 and 2020.
10. Joint Venture and Majority Owned Subsidiary
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. This new company offers a dedicated distribution of GitLab’s DevOps platform available as both a self-managed and SaaS offering (GitLab.cn) that is available only in mainland China, Hong Kong and Macau. The Company contributed an intellectual property license in exchange for a 72.25% equity stake in JiHu and the other two unrelated investors contributed cash in exchange for the remaining equity stake, for a combined interest of $80 million. The term of the Investment Agreement is 50 years unless extended by mutual consent or terminated earlier upon certain specified events. While the Company has disproportionately few voting rights in JiHu pursuant to the Investment Agreement given its 72.25% equity interest, the Company has entered into a license agreement and a technical services agreement with JiHu which when evaluated on a collective basis enables the Company to direct the activities that most significantly affect the economic performance of JiHu. Further, the Company has the obligation to absorb losses and the right to receive benefits of JiHu that could potentially be significant to JiHu. Therefore, the Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. The Company recorded the 27.75% ownership interest of remaining investors as a noncontrolling interest on its consolidated balance sheet. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. JiHu is primarily financed through equity and has no financial borrowings.

Selected financial information of JiHu, post inter-company eliminations, is as follows (in thousands):

Fiscal Year Ended January 31,
2022

Revenue	$1,237
Cost of revenue	945
Gross profit	292
Operating expenses:
Sales and marketing	3,200
Research and development	2,299
General and administrative	3,589
Total operating expenses	9,088
Loss from operations	(8,796)
Other income, net	67
Net loss before income taxes	(8,729)
Net loss	$(8,729)

Net loss attributable to noncontrolling interest	$(2,422)

January 31, 2022

Cash and cash equivalents	$14,198
Property and equipment, net	769
Other assets	2,765
Total assets	$17,732

Total liabilities	$3,663
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), which started as an internal project within GitLab in July 2018, into a separate legal entity. The entity was funded by GitLab's contribution of intellectual property with the fair value of approximately $0.4 million and a preferred stock financing from third parties of $4.2 million, representing 12% ownership on a fully diluted basis. Even after the preferred stock financing, the Company is the largest shareholder with majority voting rights. Meltano is considered a majority owned subsidiary of the Company and consolidated in accordance with ASC Topic 810, Consolidation. The Company recorded the preferred stock funding and unvested stock options as noncontrolling interest on its consolidated balance sheet.

11. Income Taxes
The components of total income (loss) from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
US	$19,486	$(48,866)	$(22,101)
Foreign	(178,557)	(140,496)	(107,440)
Loss before income taxes	$(159,071)	$(189,362)	$(129,541)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Current:
Federal and State	$(863)	$2,517	$783
Foreign	671	315	417
Total current	$(192)	$2,832	$1,200
Deferred:
Federal and State	$(1,443)	$—	$—
Foreign	124	—	—
Total deferred	$(1,319)	$—	$—

Provision for (benefit from) income taxes	$(1,511)	$2,832	$1,200
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	0.2	(0.2)	(0.1)
Stock-based compensation	4.5	(7.3)	(4.4)
Research tax credit	1.0	0.2	0.5
Foreign rate differential	6.1	2.8	3.0
Change in valuation allowance	(30.3)	(18.6)	(20.6)
Foreign derived intangible income deduction	0.3	0.2	0.2
Unrecognized tax benefits	(1.3)	—	—
Other	(0.6)	0.4	(0.5)
Total	0.9%	(1.5)%	(0.9)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$99,291	$74,513
Research tax credits	1,211	—
Deferred revenue	3,811	2,411
Accruals and other assets	2,714	628
Intangibles	14,751	—
Stock-based compensation	1,587	161
Gross deferred tax assets	123,365	77,713
Valuation allowance	(115,839)	(74,870)
Net deferred tax assets	7,526	2,843
Deferred tax liabilities:
Deferred contract acquisition costs	(6,516)	(3,756)
Acquired intangibles	(1,389)	—
Net deferred tax liabilities	$(379)	$(913)
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. The Company determined that it was not more likely than not that the Company could recognize its deferred tax assets. Evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
The increase of $41.0 million in the valuation allowance for the year ended January 31, 2022 is primarily due to net operating losses generated during the year. As of January 31, 2022, the Company recorded $0.4 million of deferred tax liabilities, net. The Company does not have any deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings of the foreign subsidiaries indefinitely. The Company’s share of the undistributed earnings of foreign corporations not included in its consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2022, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of January 31, 2022, the Company had federal net operating loss carryforwards of approximately $3.0 million, state net operating loss carryforwards of approximately $63.0 million and foreign net operating loss carryforwards of approximately $364.5 million. All of the federal net operating loss carryforwards are carried over from an entity acquired in the current fiscal year. The federal net operating loss carryforwards do not expire as they were generated post Tax Cuts and Jobs Act, where net operating losses generated after December 31, 2017 do not expire. The U.S. state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2035, and will continue to expire through 2041. The foreign net operating loss carryforwards can be carried forward indefinitely. In addition, the Company has research tax credit carryforwards of approximately $1.2 million for federal purposes. The U.S. Federal Research & Experimentation (R&E) credit, if not utilized, will expire in 2042. The Company also has research tax credit carryforwards of approximately $0.6 million for U.S. state purposes, which do not expire. Pursuant to the U.S. Internal Revenue Code, the net operating loss and R&E credit could be subject to limitation should the Company experience an owner shift of greater than 50 percent over a three-year period; however this limitation is immaterial.
Uncertain Tax Positions
At January 31, 2022, the Company’s U.S. federal 2017 through 2020 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Governments in certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) enacted by the United States on March 27, 2020. The Company is continuing to analyze these legislative developments which are not material for the period ended January 31, 2022.
As of January 31, 2022, unrecognized tax benefits approximated $5.6 million, of which $0.8 million would affect the effective tax rate if recognized. The Company does not anticipate any of the unrecognized tax benefits to reverse in the next 12 months. The Company did not have unrecognized tax benefits in fiscal year 2021 and 2020.
The reconciliation of the Company's unrecognized tax benefits for the year ended January 31, 2022 is as follows (in thousands):

Total unrecognized tax benefits at February 1, 2021	$—
Gross increases and decreases due to tax positions taken in prior periods	4,076
Gross increases and decreases due to tax position taken in current period	1,481
Gross increases and decreases due to settlements with taxing authorities	—
Gross increases and decreases due to lapses in applicable statutes of limitations	—
Total unrecognized tax benefits at January 31, 2022	$5,557
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2022, 2021 and 2020, the Company recognized interest and penalties of $0.1 million, zero and zero, respectively.

12. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss attributable to GitLab	$(155,138)	$(192,194)	$(130,741)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	79,755	50,343	47,308

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.95)	$(3.82)	$(2.76)
Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	January 31, 2022	January 31, 2021

Shares subject to outstanding common stock options	17,146	16,043
Unvested RSUs in connection with business combination	16	—
Unvested early exercised stock options	714	1,510
Convertible preferred stock (on an if-converted basis)	—	79,551
RSUs	3,264	—
Shares subject to the 2021 ESPP	256	—
Warrants	—	73
Total	21,396	97,177
13. Related Party Transactions
In December 2020, the Company’s board of directors facilitated a tender offer which allowed the Company’s current and former team members and founders to sell ordinary shares and vested options to a set of existing investors. These investors purchased 3,887,156 ordinary shares, 408,211 preferred shares, and 556,816 vested options for a total purchase price of $194.1 million. The fair value was $16.71 per share/vested option and the transaction price was $40.00 per ordinary share/vested option. The Company recorded $103.3 million incremental stock-based compensation expense in the consolidated statements of operations for fiscal 2021.
In connection with the above tender offer, during the year ended January 31, 2022, the Company repurchased 13,000 shares of Class B common stock from certain team members (ineligible to participate in the original fiscal 2021 tender offer) of vested stock options for an aggregate amount of $0.6 million. The excess of the transaction price over the fair value of the instruments repurchased has been recognized as additional stock-based compensation expense of $0.3 million. Shares repurchased have been retired and deducted from common stock for par value and from additional paid in capital for the excess over par value.
Total stock-based compensation expense related to the above-mentioned tender offers included in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenue	$—	$878	$231
Sales and marketing	344	18,362	2,887
Research and development	—	28,916	10,165
General and administrative	—	55,666	23,887
Total stock-based compensation expense related to tender offers	$344	$103,822	$37,170
14. Commitments and Contingencies
Hosting Infrastructure Commitments
In September 2020, the Company entered into non-cancelable capacity commitments with a hosting infrastructure vendor for a total minimum service commitment of $97.0 million over a five year period. We expect to meet this minimum commitment by the end of fiscal year 2024. Future hosting infrastructure minimum commitments are as follows as of January 31, 2022 (in thousands):

	Total	Less than 1 Year	1-3 Years
Purchase commitments	$72,998	$24,728	$48,270
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. If applicable, the Company accrues receivables for probable insurance or other third-party recoveries. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of January 31, 2022 and 2021, the estimated liability relating to these matters was $2.6 million and $2.3 million, respectively.
Warranties and Indemnifications
The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the consolidated financial statements.
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
15. Subsequent Events
On March 29, 2022, JiHu closed its Series A-1 round of financing. Investors contributed in the aggregate approximately $29.0 million and subsequent to the closing, the Company retains control over JiHu.
On April 4, 2022, Meltano closed its Series Seed-2 round of financing. Investors contributed in the aggregate approximately $8.2 million and subsequent to the closing, the Company retains control over Meltano.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report, as of January 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2022, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Material Weakness
As disclosed in our Quarterly Report on the Form 10-Q for the quarter ended October 31, 2021, we previously identified a material weakness in our internal control over financial reporting.
We have not properly designed internal controls over the preparation of our consolidated financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. Therefore, there was a risk that a potential material misstatement of the consolidated financial statements could occur without being prevented or detected on a timely basis.
Notwithstanding such material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our audited consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. This material weakness also did not result in a material misstatement in any previously issued consolidated financial statements.
Remediation Efforts and Status
We are currently in the process of remediating our material weakness and are taking the steps that we believe will address the underlying causes of the material weakness, including:
•We have enhanced the review processes around non-standard contracts.
•We have expanded our internal disclosure review processes to provide greater representation across various functions to ensure complete and timely identification of non-routine transactions.
•We have expanded accounting policies, procedures and processes related to our financial reporting.
•We have and will continue to implement additional training of finance, accounting and other Company personnel involved in the financial reporting process.

The material weakness will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time to allow management to conclude that these controls are operating effectively. We will monitor the effectiveness of our remediation plan and steps and will refine the remediation plan as appropriate.
We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal controls over financials reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended January 31, 2022 in connection with our 2022 annual meeting of shareholders, or the Proxy Statement, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(1) All Financial Statements
See Index to Consolidated Financial Statements in Item 8 herein.
(2) Financial Statements Schedules
The following additional financial statement schedules should be considered in conjunction with our consolidated financial statements. All other financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the consolidated financial statements or notes thereto.
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the deferred tax valuation allowance for the fiscal years ended January 31, 2022, 2021, and 2020:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2022
Deferred tax valuation allowance	$74,870	$40,969	$—	$115,839
Year ended January 31, 2021
Deferred tax valuation allowance	$37,847	$37,023	$—	$74,870
Year ended January 31, 2020
Deferred tax valuation allowance	$14,058	$23,789	$—	$37,847
(3) Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2021 of GitLab Inc.	10-Q	001-40895	3.2	12/7/21
3.2	Restated Bylaws of GitLab Inc.	10-Q	001-40895	3.3	12/7/21
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/21
4.2	Amended and Restated Investors’ Rights Agreement among GitLab Inc. and certain holders of its capital stock, dated September 10, 2019.	S-1	333-259602	4.2	10/12/21
4.3	Form of Class B Common Stock Warrant.	S-1/A	332-259602	4.3	10/4/21
4.4	Description of Registrant’s Securities					X
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of its directors and executive officers.	S-1	333-259602	10.1	9/17/21
10.2†	GitLab Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-259602	10.2	9/17/21
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-259602	10.3	10/4/21
10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	S-1	333-259602	10.4	9/17/21

10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers.	S-1/A	333-259602	10.5	10/4/21
21.1	List of Subsidiaries of GitLab Inc.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney. Reference is made to the signature page hereto.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
† Indicates management contract or compensatory plan.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GITLAB INC.
Date: April 8, 2022
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: April 8, 2022
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Robins and Robin Schulman, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sytse Sijbrandij	Director and Chief Executive Officer	April 8, 2022
Sytse Sijbrandij	(principal executive officer)

/s/ Brian Robins	Chief Financial Officer	April 8, 2022
Brian Robins	(principal financial officer)

/s/ Dale Brown	Principal Accounting Officer	April 8, 2022
Dale Brown	(principal accounting officer)

/s/ Sundeep Bedi	Director	April 8, 2022
Sundeep Bedi

/s/ Karen Blasing	Director	April 8, 2022
Karen Blasing

/s/ Sue Bostrom	Director	April 8, 2022
Sue Bostrom

/s/ Matthew Jacobson	Director	April 8, 2022
Matthew Jacobson

/s/ Merline Saintil	Director	April 8, 2022
Merline Saintil

/s/ Godfrey Sullivan	Director	April 8, 2022
Godfrey Sullivan