Form 10-Q
period 2022-04-30
Gitlab Inc.
filed 2022-06-07
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 77.7 million and the number of shares of the registrant’s Class B common stock outstanding was 70.0 million.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q, include, but are not limited to, statements about:
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
•market acceptance of The One DevOps Platform and our ability to increase adoption of The One DevOps Platform;
•beliefs and objectives for future operations;
•our ability to further penetrate our existing customer base and attract, retain, and expand our customer base;
•our ability to timely and effectively scale and adapt The One DevOps Platform;
•our ability to develop new features and bring them to market in a timely manner;
•the impact of the COVID-19 pandemic and other global events, including the developing armed conflict in Ukraine, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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
•Transparency is one of our core values. While we will continue to prioritize transparency, we must also promote “responsible” transparency as transparency can have unintended negative consequences.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2022(1)	January 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887,489	$884,672
Short-term investments	47,292	50,031
Accounts receivable, net of allowance for doubtful accounts of $491 and $1,098 as of April 30, 2022 and January 31, 2022, respectively	68,009	77,233
Deferred contract acquisition costs, current	23,904	24,363
Prepaid expenses and other current assets	17,537	15,544
Total current assets	1,044,231	1,051,843
Property and equipment, net	4,347	3,271
Equity method investment	15,615	—
Goodwill	8,145	8,145
Intangible assets, net	5,684	6,285
Deferred contract acquisition costs, non-current	13,872	14,743
Other long-term assets	7,059	7,151
TOTAL ASSETS	$1,098,953	$1,091,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,691	$4,984
Accrued expenses and other current liabilities	29,165	24,571
Accrued compensation and benefits	11,682	32,820
Deferred revenue, current	188,062	179,224
Total current liabilities	234,600	241,599
Deferred revenue, non-current	27,938	32,568
Other non-current liabilities	18,213	18,002
TOTAL LIABILITIES	280,751	292,169
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; no shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; 74,049 and 27,141 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; 73,583 and 119,747 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,355,224	1,320,479
Accumulated deficit	(579,436)	(553,337)
Accumulated other comprehensive income	6,306	7,724
Total GitLab stockholders’ equity	782,094	774,866
Noncontrolling interests	36,108	24,403
TOTAL STOCKHOLDERS’ EQUITY	818,202	799,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,098,953	$1,091,438
___________
(1) As of April 30, 2022 and January 31, 2022, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $45.3 million and $17.7 million, respectively, and liabilities of $6.8 million and $3.7 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription—self-managed and SaaS	$76,923	$44,908
License—self-managed and other	10,484	5,022
Total revenue	87,407	49,930
Cost of revenue:
Subscription—self-managed and SaaS	7,933	4,949
License—self-managed and other	1,915	1,476
Total cost of revenue	9,848	6,425
Gross profit	77,559	43,505
Operating expenses:
Sales and marketing	66,710	38,854
Research and development	31,830	21,340
General and administrative	21,892	9,339
Total operating expenses	120,432	69,533
Loss from operations	(42,873)	(26,028)
Interest income	526	54
Other income (expense), net	18,448	(1,052)
Loss before income taxes and loss from equity method investment	(23,899)	(27,026)
Loss from equity method investment, net of tax	203	—
Provision for income taxes	2,511	1,256
Net loss	$(26,613)	$(28,282)
Net loss attributable to noncontrolling interest	(514)	(345)
Net loss attributable to GitLab	$(26,099)	$(27,937)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.53)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	146,643	52,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021

Net loss	$(26,613)	$(28,282)
Foreign currency translation adjustments	(2,664)	902
Unrealized loss on available-for-sale securities, net of tax	(69)	—
Comprehensive loss including noncontrolling interest	$(29,346)	$(27,380)
Net loss attributable to noncontrolling interest	(514)	(345)
Foreign currency translation adjustments attributable to noncontrolling interest	(1,315)	—
Comprehensive loss attributable to noncontrolling interest	(1,829)	(345)
Comprehensive loss attributable to GitLab	$(27,517)	$(27,035)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	454	—	2,101	—	—	—	2,101
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	314	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	700	—	—	—	700
Stock-based compensation expense	—	—	—	—	—	—	3,431	—	—	—	3,431
Other comprehensive income	—	—	—	—	—	—	—	—	902	—	902
Capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	—	—	—	7,491	7,491
Net loss	—	—	—	—	—	—	—	(27,937)	—	(345)	(28,282)
Balances at April 30, 2021	79,551	$424,904	1,151	$—	53,223	$—	$192,534	$(426,136)	$(19,013)	$7,146	$(245,469)

	Three Months Ended April 30, 2022
	Convertible Preferred Stock		Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount	Shares	Amount
Balance at January 31, 2022	—	$—	27,141	—	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	—	—	46,908		—	(46,908)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—		—	734	—	5,220	—	—	—	5,220
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—		—	9	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—		—	1	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—		—	—	—	2,146	—	—	—	2,146
Stock-based compensation expense	—	—	—		—	—	—	17,254	—	—	217	17,471
Other comprehensive loss	—	—	—		—	—	—	—	—	(1,418)	(1,315)	(2,733)
Capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—		—	—	—	10,125	—	—	24,659	34,784
Deconsolidation of Meltano Inc.	—	—	—		—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—	—	—		—	—	—	—	(26,099)	—	(514)	(26,613)
Balances at April 30, 2022	—	$—	74,049		$—	73,583	$—	$1,355,224	$(579,436)	$6,306	$36,108	$818,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(26,613)	$(28,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,471	3,431
Amortization of intangible assets	581	84
Depreciation expense	558	—
Amortization of deferred contract acquisition costs	10,813	6,951
Gain from deconsolidation of Meltano Inc.	(17,798)	—
Loss from equity method investment	256	—
Unrealized foreign exchange (gain) loss	(231)	1,021
Other non-cash expense	(268)	(262)
Changes in assets and liabilities:
Accounts receivable	8,674	4,052
Prepaid expenses and other current assets	(2,158)	(1,276)
Costs deferred related to contract acquisition	(10,249)	(4,948)
Other long-term assets	(61)	(1,221)
Accounts payable	800	(272)
Accrued expenses and other current liabilities	1,569	(1,689)
Accrued compensation and benefits	(20,606)	(5,837)
Deferred revenue	6,687	6,105
Other long-term liabilities	2,419	622
Net cash used in operating activities	(28,156)	(21,521)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(47,361)	—
Proceeds from maturities of short-term investments	50,031	—
Purchases of property and equipment	(1,874)	—
Deconsolidation of Meltano Inc.	(9,620)	—
Net cash used in investing activities	(8,824)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	5,317	4,129
Proceeds from short-term borrowings from a potential investor in JiHu	2,878	—
Repurchase of common stock in a tender offer	—	(590)
Contributions received from noncontrolling interests, net of issuance costs	35,528	7,491
Net cash provided by financing activities	43,723	11,030
Impact of foreign exchange on cash and cash equivalents	(3,926)	(130)
Net increase (decrease) in cash and cash equivalents	2,817	(10,621)
Cash, cash equivalents, and restricted cash at beginning of period	887,172	282,850
Cash, cash equivalents, and restricted cash at end of period	$889,989	$272,229
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$173	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$2,146	$700
Unpaid property and equipment in accrued expenses	$33	$—
Unpaid issuance costs related to capital contributions from noncontrolling interest holders	$744	$—

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$887,489	$272,229
Restricted cash, included in other long-term assets	2,500	—
Total cash, cash equivalents and restricted cash	$889,989	$272,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Recent Developments
On April 4, 2022, our majority owned subsidiary, Meltano Inc. closed its Series Seed-2 round of preferred stock financing that resulted in the loss of our control over Meltano Inc. Effective April 4, 2022, the Company accounts for its investment in Meltano Inc. under the equity method. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” for additional details.
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2023 and 2022 refer to the fiscal year ended January 31, 2023 and 2022, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, fair valuation of stock-based compensation, fair value of contingent consideration, fair valuation of retained interest on loss of control, valuation allowance for deferred income taxes, valuation of intangibles assets, and impairment of goodwill. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions, including the impact of the COVID-19 pandemic, that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
The novel coronavirus, or COVID-19, pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time.
Principles of Consolidation
The condensed consolidated financial statements include 100% of the accounts of wholly owned subsidiaries and a variable interest entity for which our Company is the primary beneficiary. The ownership interest of other investors is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for short-term investments and equity method investment in Meltano Inc.
Short-Term Investments
The Company classifies its marketable securities with stated maturities greater than twelve months as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of April 30, 2022, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses are recorded as a separate component of other comprehensive income (loss), net of income taxes. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the condensed consolidated statements of operations.
The Company periodically reviews its available-for-sale securities to determine if there has been an other-than-temporary decline in fair value. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. No changes in fair value due to impairment have been recorded for available-for-sale securities during the periods presented.
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in an erstwhile subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net income (loss) resulting from the investment is reported under income (loss) from equity method investment, net of tax in our condensed consolidated statements of operations. The carrying value of the Company’s equity method investments is reported in equity method investment in the condensed consolidated balance sheets. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The Company has adopted ASU 2019-12 as of February 1, 2022 with no material impact.

Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 supersedes the lease requirements in ASC Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the condensed consolidated balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For public companies, Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has elected to use the extended transition period that allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies under the JOBS Act. For as long as the Company remains an “emerging growth company,” the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2022		2021
Subscription—self-managed and SaaS	$76,923	88%	$44,908	90%
Subscription—self-managed	59,719	68	36,115	72
SaaS	17,204	20	8,793	18
License—self-managed and other	$10,484	12%	$5,022	10%
License—self-managed	8,777	10	3,667	7
Professional services and other	1,707	2	1,355	3
Total revenue	$87,407	100%	$49,930	100%

Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$72,274	$41,687
Europe	12,988	7,113
Asia Pacific	2,145	1,130
Total revenue	$87,407	$49,930
During each of the three months ended April 30, 2022 and 2021, the United States accounted for 83% of total revenue. No other individual country exceeded 10% of total revenue for any of the periods presented.
We operate our business as a single reportable segment.
Deferred Revenue
During the three months ended April 30, 2022 and 2021, $59.8 million and $35.3 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the applicable reporting period presented.
Remaining Performance Obligations
As of April 30, 2022 and January 31, 2022, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $336.2 million and $312.4 million, respectively. As of April 30, 2022, the Company expects to recognize approximately 67% of the transaction price as product or services revenue over the next 12 months and the remainder thereafter.
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
The Company uses various distribution channels. There were two distribution channel entities whose balance in aggregate represented 28% of the accounts receivable balance as of April 30, 2022. There was one distribution channel entity whose balance represented 14% of the accounts receivable balance as of January 31, 2022.

4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes our cash and cash equivalents by category (in thousands):

	April 30, 2022	January 31, 2022
Cash and cash equivalents:
Cash	$284,968	$884,672
Commercial paper	1,997	—
Money market funds	600,524	—
Total cash and cash equivalents	$887,489	$884,672
The following table summarizes our short-term investments by category (in thousands):

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Commercial paper	$14,528	$—	$(5)	$14,523
Corporate debt securities	10,941	—	(29)	10,912
U.S. Treasury securities	21,892	—	(35)	21,857
Total short-term investments	$47,361	$—	$(69)	$47,292
As of January 31, 2022, the Company recorded $50.0 million of short-term investments, comprised of certificates of deposit with a bank with an original maturity of greater than three months at the date of purchase. Such investments were carried at amortized cost, which approximated their fair value.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended April 30, 2022, the Company did not have any sale of our short-term investments classified as available-for-sale.
As of April 30, 2022, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in thousands):

	Fair Value	Gross Unrealized Losses
April 30, 2022
Commercial paper	$14,533	$(5)
Corporate debt securities	10,912	(29)
U.S. Treasury securities	21,857	(35)
Total cash equivalents and short-term investments	$47,302	$(69)

The following table classifies our short-term investments by contractual maturities (in thousands):

	April 30, 2022		January 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$31,484	$31,459	$50,031	$50,031
Due between 1 year to 5 years	15,877	15,833	—	—
Total	$47,361	$47,292	$50,031	$50,031
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
5. Fair Value Measurements
The Company determines fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
Level 1:     Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:    Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3:    Inputs are unobservable based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
The fair value of our Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of our Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
April 30, 2022
Cash equivalents:
Commercial paper	$—	$1,997	$—	$1,997
Money market funds	600,524	—	—	600,524
Short-term investments:
Commercial paper	—	14,523	—	14,523
Corporate debt securities	—	10,912	—	10,912
U.S. Treasury securities	—	21,857	—	21,857
Total	$600,524	$49,289	$—	$649,813
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Prepaid software subscriptions	$5,846	$3,950
Prepaid expenses for the Company’s events	788	266
Prepaid advertising costs	2,003	722
Prepaid payroll deposits	979	981
Prepaid insurance	2,807	4,309
Prepaid income taxes	3,312	3,168
Other prepaid expenses	832	1,834
Other current assets	970	314
Total prepaid expense and other current assets	$17,537	$15,544
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	April 30, 2022	January 31, 2022
Computer and office equipment	$4,754	$3,049
Leasehold improvements	760	765
	5,514	3,814
Less: Accumulated depreciation(1)	(1,167)	(543)
Total property and equipment, net(1)	$4,347	$3,271

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $0.6 million for the three months ended April 30, 2022.
Other Long-Term Assets
Other assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Restricted cash(1)	$2,500	$2,500
Security deposits	3,479	2,832
Other long-term assets	1,080	1,819
Total other assets	$7,059	$7,151
(1) Refer to “Note 7. Business Combination” for a discussion of restricted cash related to the acquisition of Opstrace, Inc.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Accrued expenses	$9,224	$8,605
Income taxes payable	576	319
ESPP employee contributions	10,632	6,557
Indirect taxes payable	1,495	4,044
Acquisition related contingent cash consideration	3,065	3,029
Other current liabilities(1)	4,173	2,017
Total accrued expenses and other current liabilities	$29,165	$24,571
(1) As of April 30, 2022, this balance includes a $2.9 million loan given to the Company’s variable interest entity (VIE), JiHu, by a potential investor as an advance pending a capital contribution. This loan is repayable within ten business days of receipt of capital contribution and is expected to be repaid by June 30 2022. Refer to “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” for further details.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Accrued commissions	$3,901	$8,417
Payroll taxes payable	1,948	14,506
Accrued team member related payables, excluding commissions	5,833	9,897
Total accrued compensation and benefits	$11,682	$32,820

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Early exercised options liability	$4,787	$6,837
Acquisition related contingent cash consideration	4,987	4,929
Acquisition related consideration withheld in an escrow	2,500	2,500
Deferred tax liabilities	2,666	379
Contingent liability for labor matters	2,616	2,573
Other long-term liabilities	657	784
Total other long-term liabilities	$18,213	$18,002
7. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California. The Company anticipates that this acquisition will provide an out-of-the-box, tested, integrated observability platform deployed within The One DevOps Platform.
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
Cash consideration includes $2.5 million held back as partial security for post-closing indemnification claims made within 18 months of the closing date recorded in other long-term liabilities on the condensed consolidated balance sheet as of April 30, 2022 and January 31, 2022.
The Company issued 26,574 shares of the Company’s Class B common stock paid as of the closing date, of which 15,673 shares issued to the founders and employees will vest over four years. The $1.4 million fair value of 15,673 unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense.
The contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the contingent cash considerations include management’s assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt. There were no changes in the fair value of contingent considerations, except for accretion expense of $0.1 million for the three months ended April 30, 2022.
Contingent stock consideration is classified as equity and will not be remeasured.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and the assembled workforce. The goodwill is not deductible for U.S. federal income tax purposes. The total purchase price of $13.6 million was allocated using information available to the Company at the time of acquisition. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, tax-related items and revisions of preliminary estimates. During the three months ended April 30, 2022, there were no measurement period adjustments identified and recorded.
The following table reflects the fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$147
Developed technology	6,200
Goodwill	8,145
Accrued expenses and payroll	(178)
Deferred tax liability	(731)
Net assets acquired	$13,583
Results of operations of the business acquired have been included in our condensed consolidated financial statements subsequent to the date of acquisition. The revenue and net income (loss) earned by the business acquired following the acquisition are not material to our condensed consolidated results of operations. Pro forma statements have not been presented because they are not material to our condensed consolidated results of operations.
8. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Carrying Amount
Balance as of April 30, 2022 and January 31, 2022	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

April 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(838)	$5,362	2.6
Developed technology from asset acquisitions (1)	1,324	(1,002)	322	1.0
Total	$7,524	$(1,840)	$5,684

January 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(334)	$5,866	2.8
Developed technology from asset acquisitions (1)	1,402	(983)	419	1.3
Total	$7,602	$(1,317)	$6,285
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $0.6 million and $0.1 million for the three months ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2023	$1,786
2024	2,166
2025	1,732
Total future amortization	$5,684
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.2 million and $0.9 million for the three months ended April 30, 2022 and 2021, respectively.

10. Equity
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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	April 30, 2022	January 31, 2022
Class A and Class B common stock
Options issued and outstanding	15,797	17,146
Shares available for issuance under Equity Incentive Plans	22,996	18,248
RSUs issued and outstanding	6,473	3,280
Shares reserved for issuance to charitable organizations	1,636	1,636
2021 ESPP	4,740	3,271
Total	51,642	43,581
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of April 30, 2022 and January 31, 2022, there were 503,216 and 713,967 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $4.8 million and $6.8 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the condensed consolidated balance sheets.
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
In September 2021, in connection with the IPO, the board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the Company’s 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), RSUs, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to our team members. The Company may grant all other types of awards to our team members, directors, and consultants. The Company initially reserved 13,032,289 shares of our Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on February 1 of each of the years from 2022 through 2031. As such, effective as of February 1, 2022, 7,344,382 shares were added to the 2021 Plan.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	April 30, 2022	January 31, 2022
Available at beginning of period	18,248	4,796
Awards authorized	7,344	22,532
Options granted	—	(7,936)
RSUs granted	(3,258)	(3,290)
RSUs cancelled and forfeited	56	10
Options cancelled and forfeited	591	2,044
Options repurchased	15	92
Available at end of period	22,996	18,248
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
Both Plans allow the grantees to early exercise stock options.
Stock Options and RSUs
The following table summarizes options activity under our Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Options granted	—	—
Options exercised	(758)	7.26	6.10
Options cancelled	(5)	8.96	—
Options forfeited	(586)	13.30	—
Balances at April 30, 2022	15,797	$11.99	7.96	$567.7
Exercisable at April 30, 2022	15,797
Options vested at April 30, 2022	5,894	$7.15	7.01	$240.4
Options expected to vest at April 30, 2022	9,903	$14.87	8.52	$327.4
The aggregate grant-date fair value of options vested during the three months ended April 30, 2022 and 2021 was $9.4 million and $2.3 million, respectively. The weighted-average grant-date fair value per share of options granted was zero and $7.68 for the three months ended April 30, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the three months ended April 30, 2022 and 2021 was $30.8 million and $10.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.
The following table summarizes the Company’s restricted stock units activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2022	272	$82.10
Granted	3,258	55.61
Vested	(1)	82.10
Cancelled	(56)	67.56
Forfeited	—	—
Balances at April 30, 2022	3,473	$57.51
(1) The table above does not include 3 million RSUs issued to our founder and the CEO described below.
These RSUs are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis.
As of April 30, 2022 and January 31, 2022, approximately $252.2 million and $101.8 million of total unrecognized compensation cost was related to stock options and restricted stock units granted, that is expected to be recognized over a weighted-average period of 1.4 years and 2.3 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Mr. Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million, estimated utilizing a Monte Carlo valuation model. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share on a recognized stock exchange or a per share price received in a corporate transaction defined in the grant. The price hurdles will adjust for stock splits, recapitalizations, and the like. Provided that Mr. Sijbrandij continues to be the CEO of the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price hurdles are achieved. We will recognize total stock-based compensation expense of $8.8 million over the requisite service period of each tranche, which ranged from 2.83 to 7.50 years, using the accelerated attribution method. If the stock price hurdles are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested portion of these RSUs.
The Company recorded $0.4 million of stock-based compensation expense related to the CEO RSUs during the three months ended April 30, 2022. As of April 30, 2022, unrecognized stock-based compensation expense related to these RSUs was $7.2 million which will be recognized over the remaining derived service period of the respective tranches which ranges from 2 to 7 years.

2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of the Company’s Class A common stock with accumulated payroll deductions and provides a 15% purchase price discount of the fair market value of the Company’s Class A common stock on the IPO date or purchase date, whichever is lower. The 2021 ESPP also provides up to a 27-month look-back period with four purchase dates in May and November of each year, and first purchase in May 2022. The Company initially reserved 3,271,090 shares of our Class A common stock for issuance and sale under our 2021 ESPP with automatic increase on February 1 for the first ten calendar years. As such, effective as of February 1, 2022, 1,468,876 shares of our Class A common stock were added to our 2021 ESPP.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the initial offering period using the Black-Scholes option-pricing model:

Three Months Ended April 30,
2022
Risk-free interest rate	0.07% - 0.47%
Volatility	38.47% - 46.61%
Expected term (in years)	0.57 - 2.07
Dividend yield	—%
The Company recorded $4.4 million of stock-based compensation expense related to the ESPP during the three months ended April 30, 2022. As of April 30, 2022, approximately $27.4 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue	$790	$152
Research and development	5,036	965
Sales and marketing	7,051	1,439
General and administrative	4,594	875
Total stock-based compensation expense	$17,471	$3,431
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $0.9 million for the three months ended April 30, 2022 and not material for the three months ended April 30, 2021.

11. Joint Venture and Deconsolidation of Majority Owned Subsidiary
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company contributed an intellectual property license in exchange for a 72% equity stake in JiHu and the other two unrelated investors contributed cash in exchange for the remaining equity stake, for a combined interest of $80 million. While the Company has disproportionately few voting rights in JiHu pursuant to the Investment Agreement given its 72% equity interest, the Company has entered into a license agreement and a technical services agreement with JiHu which when evaluated on a collective basis enables the Company to direct the activities that most significantly affect the economic performance of JiHu. Further, the Company has the obligation to absorb losses and the right to receive benefits of JiHu that could potentially be significant to JiHu. Therefore, the Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. The Company recorded the 28% ownership interest of remaining investors as a noncontrolling interest on its condensed consolidated balance sheets. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. JiHu is primarily financed through equity.
On March 29, 2022, JiHu closed its Series A-1 round of common stock financing where investors contributed $27.7 million, net of issuance costs. The Company accounted for this funding as an equity transaction with the carrying amount of the non-controlling interest adjusted to reflect the change in the ownership interest in the subsidiary, and the difference was recognized in the Company’s additional paid-in capital. Subsequent to the closing, the Company retains control over JiHu with equity stake reduced from 72% to 62%.
One of the potential investors who could not participate in the Series A-1 financing round provided a $2.9 million loan to JiHu as an advance pending a capital contribution. The loan is repayable within ten business days of receipt of capital contribution from the investor and expected to be repaid by June 30

2022. The loan was recorded in other current liabilities on the condensed consolidated balance sheet as of April 30, 2022.
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

Revenue	$1,093	$—
Cost of revenue	300	87
Gross profit (loss)	793	(87)
Operating expenses:
Sales and marketing	1,387	145
Research and development	928	328
General and administrative	754	634
Total operating expenses	3,069	1,107
Loss from operations	(2,276)	(1,194)
Interest Income	67	—
Other income (expense), net	674	(48)
Net loss before income taxes	(1,535)	(1,242)
Net loss	$(1,535)	$(1,242)

Net loss attributable to noncontrolling interest	$(514)	$(345)

	April 30, 2022	January 31, 2022

Cash and cash equivalents	$42,455	$14,198
Property and equipment, net	739	769
Other assets	2,154	2,765
Total assets	$45,348	$17,732

Total liabilities(1)	$6,839	$3,663
(1) As of April 30, 2022, total liabilities include a loan of $2.9 million described above.
Deconsolidation of Majority Owned Subsidiary
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), which started as an internal project within GitLab in July 2018, into a separate legal entity. The entity was funded by GitLab’s contribution of intellectual property with the fair value of approximately $0.4 million and a preferred stock financing from third parties of $4.2 million, representing 12% ownership on a fully diluted basis.
On April 4, 2022, Meltano closed its Series Seed-2 round of preferred stock financing and raised $7.2 million. Pursuant to this transaction, the board composition of Meltano changed and GitLab no longer has the power to appoint the majority of the board of directors of Meltano. Consequently, despite having majority voting rights at the stockholder level, GitLab no longer has control over Meltano.

The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Meltano of $11.3 million, and recognition of retained interest at fair value of $17.8 million. Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $15.6 million in “equity method investment” on its condensed consolidated balance sheet as of April 30, 2022. During the three months ended April 30, 2022, the Company recognized a gain attributable to the deconsolidation of Meltano of $17.8 million in other income (expense), net and a loss from equity method investment of $0.2 million, net of tax on the condensed consolidated statements of operations.
The fair value of retained interest was determined using Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock.
As of April 30, 2022, Meltano has 2.7 million employee stock options and 2.9 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 51% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
12. Income Taxes
For the three months ended April 30, 2022, the Company recorded an income tax expense of $2.5 million on pretax loss of $23.9 million. The income tax expense for the three months ended April 30, 2022 was primarily related to the Company's foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
For the three months ended April 30, 2021, the Company recorded an income tax expense of $1.3 million on pretax loss of $27.0 million. The income tax expense was primarily related to tax liability from the Company's foreign and domestic operations.
The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and the tax effect of discrete items occurring during the period. The tax expense for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter. The increase in income tax expense for the period ended April 30, 2022 as compared to the prior year is largely attributable to a deferred tax liability from the Company’s equity method investment.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. The Company determined that it was not more likely than not that the Company could recognize certain deferred tax assets. Evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of April 30, 2022, unrecognized tax benefits approximated $5.5 million, of which $0.7 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended April 30, 2022 and 2021, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.1 million as of each of April 30, 2022 and January 31, 2022.

As of April 30, 2022, the statutes remained open for the Company’s U.S. federal and states 2017 through 2021 tax years and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to GitLab	$(26,099)	$(27,937)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	146,643	52,744

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.53)
Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	April 30, 2022	January 31, 2022

Shares subject to outstanding common stock options	15,797	17,146
Unvested RSUs in connection with business combination	15	16
Unvested early exercised stock options	503	714
RSUs	6,473	3,264
Shares subject to the 2021 ESPP	340	256
Total	23,128	21,396
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s contractual commitments relate mainly to third-party non-cancellable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement of $7.4 million. See “Note 14. Commitments and Contingencies” in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2022 for further information.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. If applicable, the Company accrues receivables for probable insurance or other third-party recoveries. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of each of April 30, 2022 and January 31, 2022, the estimated liability relating to these matters was $2.6 million.
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
Legal Proceedings
The Company is, and from time to time, may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. You should review the section titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We believe in an innovative world powered by software. To realize this vision, we pioneered The One DevOps Platform, our fundamentally new approach to DevOps consisting of a single codebase and interface with a unified data model. The One DevOps Platform allows everyone to contribute to build better software rapidly, efficiently, and securely.
Today, every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at building and delivering software.
GitLab is The One DevOps Platform, a single application that brings together development, security, operations, IT, and business teams to deliver desired business outcomes. Having all teams on a single application with a single interface represents a step function change in how organizations plan, build, secure, and deliver software.
The One DevOps Platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. The One DevOps Platform also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
The One DevOps Platform is available to any company, regardless of the size, scope, and complexity of their deployment. As a result, we have a large number of customers on paid trials or with single-digit users. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The One DevOps Platform is considered a single customer for determining each organization’s ARR. Our company exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with intentional transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making information public, we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service, or SaaS offerings. For our self-managed offering, the customer installs The One DevOps Platform in its own private or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted in the public cloud.

Recent Developments
On April 4, 2022, our majority owned subsidiary, Meltano Inc. closed its Series Seed-2 round of preferred stock financing, and subsequent to closing of the financing, we lost control over this subsidiary. Effective April 4, 2022, we account for this investment under the equity method. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide. While we have experienced and may continue to experience a modest adverse impact on certain parts of our business, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to customers, our results of operations, cash flows, and financial condition have not been adversely impacted to date. However, as certain customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for us. In addition, we may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition.
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The One DevOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The One DevOps Platform on the 22nd of every month and, as of April 30, 2022, had done so for the last 127 months. We intend to continue releasing new software at this cadence.
We also intend to continue investing in research and development to further enhance The One DevOps Platform and sustain our innovation and technology leadership. We have a history of investing in our open source community and intend to continue to leverage our open source software to accelerate innovation. We also intend to continue to add headcount to our research and development team and support functions to extend the functionality and range of The One DevOps Platform by bringing new and improved products and services to our customers.
We expect our research and development expenses to increase on an absolute basis in future periods. We foresee that such investment in research and development will contribute to our long-term growth, but will also negatively impact our short-term profitability. As engaged members of the GitLab open-source community, our contributors often serve as subject matter experts at market-leading developer events and The One DevOps Platform is presented on the cutting edge of innovation. We intend to continue to invest in building out this community to foster more contributions and collaboration in the space. Our open source community, in turn, accelerates our ability to innovate and provide a better platform to our customers. We intend to expend additional resources in the future to continue enhancing The One DevOps Platform and introducing new products, features and functionality.
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The One DevOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 5,168 as of April 30, 2022 from 3,142 as of April 30, 2021, an increase of 64%, our $100,000 ARR customers increased to 545 as of April 30, 2022 from 324 as of April 30, 2021, an increase of 68%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The One DevOps Platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both domestically and internationally. We believe our estimated 30 million registered users, which includes users of our free platform, provides a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers. While we cannot predict customer adoption rates and demand, the future growth rate and size of the market for DevOps platforms, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree and speed with which organizations adopt The One DevOps Platform.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The One DevOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of April 30, 2022 and 2021, our Dollar-Based Net Retention Rate were above 130%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expansion of The One DevOps Platform with Base Customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The One DevOps Platform by additional users within their organizations, and upgrading customers to higher-cost tiers. Ultimately our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The One DevOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
Partnerships, Alliances, Channels, and Integrations
We believe that our further growth depends in part on our ability to build and maintain successful partnerships, alliances, channels and integrations. We are continuously investing in developing a strong ecosystem and partner network, comprised of cloud and technology partners, re-sellers, and system integrators, as a way to expand our go-to-market strategy. We plan to continue investing in and developing these relationships to broaden our distribution footprint and drive greater awareness of our brand and The One DevOps Platform. We believe that these partnerships will extend our sales reach and provide product and technology integrations that will accelerate implementation of The One DevOps Platform domestically and internationally, although investing in these relationships can be time consuming and costly. While expending resources in developing these partnerships and alliances may adversely impact our short-term profitability, we believe these investments will lead to longer term growth for the business as a whole.
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
Dollar-Based Net Retention Rate and ARR
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-Based Net Retention Rate measures the percentage change in our ARR derived from our customer base at a point in time. Our calculation of ARR and by extension Dollar-Based Net Retention Rate, includes both self-managed and SaaS license revenue. We report Dollar-Based Net Retention Rate on a threshold basis of 130% each quarter, and provide a tighter threshold as of each fiscal year end.
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

	As of April 30,
	2022	2021
Dollar-Based Net Retention Rate	> 130%	>130%
Customers with ARR of $100,000 or More
We believe that our ability to increase the number of $100,000 ARR customers is an indicator of our market penetration and strategic demand for The One DevOps Platform. A single organization with separate subsidiaries, segments, or divisions that use The One DevOps Platform is considered a single customer for determining each organization’s ARR. We do not count our reseller or distributor channel partners as customers. In cases where customers subscribe to The One DevOps Platform through our channel partners, each end customer is counted separately.

	As of April 30,
	2022	2021
$100,000 ARR customers	545	324
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
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given our limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% and 3% of our total revenue for the three months ended April 30, 2022 and 2021, respectively.
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
Other income (expense), net consists primarily of the gain from the deconsolidation of a subsidiary, as well as foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance in some jurisdictions against our deferred tax assets because we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription—self-managed and SaaS	$76,923	$44,908
License—self-managed and other	10,484	5,022
Total revenue	87,407	49,930
Cost of revenue:(1)
Subscription—self-managed and SaaS	7,933	4,949
License—self-managed and other	1,915	1,476
Total cost of revenue	9,848	6,425
Gross profit	77,559	43,505
Operating expenses:
Sales and marketing(1)	66,710	38,854
Research and development(1)	31,830	21,340
General and administrative(1)	21,892	9,339
Total operating expenses	120,432	69,533
Loss from operations	(42,873)	(26,028)
Interest income	526	54
Other income (expense), net(2)	18,448	(1,052)
Loss before income taxes and loss from equity method investment	(23,899)	(27,026)
Loss from equity method investment, net of tax	203	—
Provision for income taxes	2,511	1,256
Net loss	$(26,613)	$(28,282)
Net loss attributable to noncontrolling interest(3)	(514)	(345)
Net loss attributable to GitLab	$(26,099)	$(27,937)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$790	$152
Research and development	5,036	965
Sales and marketing	7,051	1,439
General and administrative	4,594	875
Total stock-based compensation expense	$17,471	$3,431
(2)Includes $17.8 million gain from a deconsolidation of a majority owned subsidiary. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
(3)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended April 30,
	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	11	13
Gross profit	89	87
Operating expenses:
Sales and marketing	76	78
Research and development	36	43
General and administrative	25	19
Total operating expenses	138	139
Loss from operations	(49)	(52)
Interest income	1	—
Other income (expense), net	21	(2)
Loss before income taxes	(27)	(54)
Loss from equity method investment, net of tax	—	—
Provision for income taxes	3	3
Net loss	(30)%	(57)%
Net loss attributable to noncontrolling interest	(1)%	(1)%
Net loss attributable to GitLab	(30)%	(56)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$76,923	$44,908	$32,015	71%
License—self-managed and other	10,484	5,022	5,462	109
Total revenue	$87,407	$49,930	$37,477	75
Revenue increased $37.5 million, or 75%, to $87.4 million for the three months ended April 30, 2022 from $49.9 million for the three months ended April 30, 2021, primarily due to the ongoing demand for The One DevOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of April 30, 2022 and 2021, our expansion is reflected by our Dollar-Based Net Retention Rate being above 130%. We had 545 $100,000 ARR customers as of April 30, 2022, increasing from 324 as of April 30, 2021.
Revenue for the three months ended April 30, 2022 and 2021 include $1.1 million and zero, respectively, attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Cost of revenue	$9,848	$6,425	$3,423	53%
Gross profit	77,559	43,505	34,054	78
Gross margin	89%	87%
Cost of revenue increased by $3.4 million, to $9.8 million for the three months ended April 30, 2022 from $6.4 million for the three months ended April 30, 2021, primarily due to an increase of $1.6 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.6 million in stock-based compensation expense. The remaining change was primarily attributable to an increase in third-party hosting costs of $1.2 million and an increase in amortization of intangible assets of $0.5 million. Gross margin improved by 2% to 89% for the three months ended April 30, 2022 from 87% for the three months ended April 30, 2021.
Cost of revenue for the three months ended April 30, 2022 and 2021 include $0.3 million and $0.1 million, respectively, attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$66,710	$38,854	$27,856	72%
Sales and marketing expenses increased by $27.9 million, to $66.7 million for the three months ended April 30, 2022 from $38.9 million for the three months ended April 30, 2021, primarily due to an increase of $19.6 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $5.6 million in stock-based compensation expenses. The remaining change was mainly due to an increase of $3.1 million in marketing expenses, an increase of $1.8 million in hosting expenses, and an increase of $1.1 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, increase our sales capacity and acquire more customers.
Sales and marketing expenses for the three months ended April 30, 2022 and 2021 include $1.4 million and $0.1 million, respectively, attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Research and development expenses	$31,830	$21,340	$10,490	49%
Research and development expenses increased by $10.5 million, to $31.8 million for the three months ended April 30, 2022 from $21.3 million for the three months ended April 30, 2021, primarily due to an increase of $10.4 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $4.1 million in stock-based compensation expenses.
Research and development expenses for the three months ended April 30, 2022 and 2021 include $0.9 million and $0.3 million, respectively, attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
General and administrative expenses	$21,892	$9,339	$12,553	134%
General and administrative expenses increased by $12.6 million, to $21.9 million for the three months ended April 30, 2022 from $9.3 million for the three months ended April 30, 2021, primarily due to an increase of $9.7 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $3.7 million in stock-based compensation expenses. The remaining change was primarily driven by an increase of $1.5 million in insurance expense due to becoming a publicly traded company, and an increase of $1.4 million in consulting and software expenses to support our growth.
General and administrative expenses for the three months ended April 30, 2022 and 2021 include $0.8 million and $0.6 million, respectively, attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Deconsolidation of Majority Owned Subsidiary” to our condensed consolidated financial statements for additional details.
Interest Income, and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Interest income	$526	$54	$472	874%

Gain from deconsolidation of Meltano Inc.	$17,798	$—	$17,798	100%
Foreign exchange gains (losses), net	860	(1,051)	1,911	(182)
Other expense, net	(210)	(1)	(209)	20,900
Total other income (expense), net	$18,448	$(1,052)	$19,500	(1,854)
For the three months ended April 30, 2022 and 2021, interest income increased primarily due to income earned from cash and short-term investments.
The change in other income (expense), net is primarily due to the recognized gain on the deconsolidation and the revaluation of our interest in Meltano of $17.8 million. The remaining change in other income (expense), net is mainly due to currency exchange gains and losses recorded by our subsidiaries whose functional currency is not the U.S. dollar.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(in thousands, except percentages)
Provision for income taxes	$2,511	$1,256	$1,255	100%
Effective tax rate	(10.5)%	(4.6)%	(5.9)%
Our effective tax rate changed by approximately 5.9% during the three months ended April 30, 2022 as compared to the same period last year. The higher effective tax rate was primarily due to the tax expense recognized during the three months ended April 30, 2022 related to a deferred tax liability recognized on deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of our equity method investment.
Our effective tax rate for the three months ended April 30, 2022 was lower than the U.S. federal statutory tax rate of 21% primarily due to the change in valuation allowance associated with the net operating losses generated during the year.
Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and the tax effect of discrete items occurring during the period. The tax expense for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
Under the provisions of ASC 740, Income Taxes, the determination of our ability to recognize our deferred tax asset requires an assessment of both negative and positive evidence when determining our ability to recognize deferred tax assets. We determined that it was not more likely than not that we could recognize certain deferred tax assets. Evidence we evaluated included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of April 30, 2022, unrecognized tax benefits were $5.5 million, of which $0.7 million would affect the effective tax rate if recognized. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended April 30, 2022 and 2021, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.1 million and $0.1 million as of April 30, 2022 and January 31, 2022, respectively.
At April 30, 2022, the statutes for our U.S. federal 2017 through 2021 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for tax years 2015 and 2016. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities and payments received from our customers.
As of April 30, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $934.8 million and $934.7 million, respectively, which were held for working capital purposes. As of April 30, 2022, cash and cash equivalents consist of cash in banks, commercial paper, and money market funds, while short-term investments consist of treasuries, corporate debt securities and commercial paper.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to procure third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The One DevOps Platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(28,156)	$(21,521)
Net cash used in investing activities	$(8,824)	$—
Net cash provided by financing activities	$43,723	$11,030
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
Cash used in operating activities during the three months ended April 30, 2022 was $28.2 million, primarily consisting of our net loss of $26.6 million, adjusted for non-cash items of $11.4 million, and net cash outflows of $12.9 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $20.6 million and the increase in deferred contract acquisition costs of $10.2 million, partially offset by the decrease in accounts receivable of $8.7 million and the increase in deferred revenue of $6.7 million.
Cash used in operating activities during the three months ended April 30, 2021 was $21.5 million, primarily consisting of our net loss of $28.3 million, adjusted for non-cash items of $11.2 million, and net cash outflows of $4.5 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $5.8 million and the increase in costs deferred related to contract acquisition of $4.9 million, partially offset by the increase in deferred revenue of $6.1 million.
Investing Activities
Cash used in investing activities during the three months ended April 30, 2022 was $8.8 million, primarily consisting of $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, as well as purchases of property and equipment of $1.9 million, partially offset by maturities of short-term investments, net of purchases of $2.7 million.
We did not have any cash used or provided by investing activities during the three months ended April 30, 2021.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2022 was $43.7 million, primarily attributable to $35.5 million of contributions received from noncontrolling interests, $5.3 million of proceeds from issuance of common stock upon stock options exercises, and $2.9 million of proceeds from short-term borrowings from a potential investor in JiHu.
Cash provided by financing activities during the three months ended April 30, 2021 was $11.0 million, primarily attributable to $7.5 million of contributions received from noncontrolling interests and $4.1 million of proceeds from issuance of common stock upon stock options exercises.

Contractual Obligations and Commitments
Our contractual commitments relate mainly to third-party hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement of $7.4 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on April 8, 2022.
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
Interest Rate Risk
As of April 30, 2022 and January 31, 2022, we had $934.8 million and $934.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $649.8 million as of April 30, 2022, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $830.2 million as of January 31, 2022, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 30, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $0.4 million. The weighted-average life of our investment portfolio was approximately one month.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, except for our variable interest entity, JiHu, which sells in local currency in its designated area. Our revenue is not subject to a material foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2022, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
Material Weakness
As disclosed in our Quarterly Report on the Form 10-Q for the quarter ended October 31, 2021, we previously identified a material weakness in our internal control over financial reporting.
We have not properly designed internal controls over the preparation of our condensed consolidated financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. Therefore, there was a risk that a potential material misstatement of the consolidated financial statements could occur without being prevented or detected on a timely basis.
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
Remediation Efforts and Status
As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, we are currently in the process of remediating our material weakness and are taking the steps that we believe will address the underlying causes of the material weakness, including:
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

Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products. Our total number of Base Customers has grown to 5,168 as of April 30, 2022 from 3,142 as of April 30, 2021. Our team member headcount has also increased significantly, and we expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
Our total revenue for the three months ended April 30, 2022 and 2021 was $87.4 million and $49.9 million, respectively, representing a growth rate of 75%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
Further, in future periods, our revenue could decline or our revenue growth rate could slow. Many factors may contribute to this decline, including changes to technology, increased competition, slowing demand for The One DevOps Platform, the maturation of our business, a failure by us to continue capitalizing on growth opportunities, our failure, for any reason, to continue to take advantage of growth opportunities and a global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected.

In addition, we expect to continue to expend substantial financial and other resources on:
•expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption of The One DevOps Platform;
•product development, including investments in our product development team and the development of new features and functionality for The One DevOps Platform;
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
We have incurred losses in each year since our inception, including net losses of approximately $192.2 million, $155.1 million and $26.1 million in fiscal 2021, fiscal 2022 and the three months ended April 30, 2022, respectively. As of April 30, 2022, we had an accumulated deficit of approximately $579.4 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The One DevOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The One DevOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
As we continue to invest in infrastructure, develop our services and features, increase our headcount and expand our sales and marketing activity, we may continue to have losses in future periods and these may increase significantly. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts require greater investment of time and human and capital resources than we currently anticipate and/or that they may not result in increases in our revenues or billings. Any failure by us to achieve and sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
•our ability to price our products competitively, including our ability to transition users of our free product offering to a paying version of The One DevOps Platform;
•the amount and quality of communications, postings, and sharing by our users on public forums, which can promote improvements on The One DevOps Platform but may also lead to disclosure of commercially sensitive details;
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The One DevOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of the COVID-19 pandemic, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased revenues, which would adversely affect our business operations and financial results.

We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is extremely satisfied with The One DevOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. The model is based on the assumption that we will convert non-paying users to paying users. We have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate as a result of a number of factors, including: quality of our sales efforts customer usage, customer satisfaction with our services and customer support, our prices, the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including increased interest rates and inflation, or reductions in our customers’ spending levels generally.
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to upgrade to our paid offerings, switch to our free product or discontinue using our products. Additionally, in the first quarter of fiscal year 2023, we announced a user limit for our SaaS Free tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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

As a result of our transparency, our competitors and other outside parties may have access to certain information that is often kept confidential or internal at other companies through our Handbook, our team members’ open and public use of The One DevOps Platform to run our business, and other avenues of communication we commonly use. The public availability of this information may allow our competitors to take advantage of certain of our innovations, and may allow parties to take other actions, including litigation, that may have an adverse impact on our operating results or cause reputational harm, which in turn may have a negative economic impact.
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
The One DevOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal information, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal information, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The One DevOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
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
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to The One DevOps Platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify The One DevOps Platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners, our customers or our customers’ end-users was disrupted, we could incur significant liability, or The One DevOps Platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber-attack that impacts our ability to operate The One DevOps Platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, while we maintain cyber insurance that may provide coverage for these types of incidents, such coverage may not be adequate to cover the costs and other liabilities related to these incidents. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand The One DevOps Platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and confidential data.
We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source code in our products.
The One DevOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us more vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including increasing interest rates and inflation, the potential effects of the current COVID-19 pandemic and other global events, including the ongoing armed conflict in Ukraine;
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
•the cost to develop and upgrade The One DevOps Platform to incorporate new technologies; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
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
We were formed in September 2014, and have a limited operating history for our current business upon which our operations and future prospects may be evaluated. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We also have operating plans that may or may not be achieved and prior achievement of our operating plans is not an indication of future achievement. We have further streamlined our business by reducing the tiers of The One DevOps Platform available to purchase from three to two, which may reduce our ability to forecast expected future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business and operations) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
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
•loss of data;
•breach of warranty claims;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•loss of customers;
•diversion of development and customer service resources;
•loss of operational time; and
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
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute The One DevOps Platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute The One DevOps Platform. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, governmental or regulatory bodies, or third parties who use The One DevOps Platform. The various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or damages, injunctive relief, and/or attorneys’ fees. It is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, income taxes, business combination, stock-based compensation and common stock valuations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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

Furthermore, OECD Transfer Pricing Guidelines require us to analyze the functions performed by our entities, the risks incurred and the assets owned. This functional analysis is a control to sustain the operating margins of our entities and confirm arm’s length pricing for intercompany transactions. Competent authorities could interpret, change, modify or apply adversely, existing tax laws, statutes, rules, regulations or ordinances to us (possibly with retroactive effect); which could require us to make transfer pricing corrections or fines, penalties or interest for past amounts. If we are unable to make corresponding adjustments with our related entities, we would effectively be liable for additional tax, thereby adversely impacting our operating results and cash flows.
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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the VCDPA, another comprehensive state privacy law, that will also be effective January 1, 2023. Similarly, three other states have enacted comprehensive state privacy laws: Connecticut enacted the Connecticut Data Privacy Act, or the CTDPA, effective July 1, 2023; Colorado enacted the Colorado Privacy Act, or the CPA, effective July 1, 2023; Utah enacted the Utah Consumer Privacy Act, or the UCPA, effective December 31, 2023. The CCPA, CPRA, VCDPA, CTDPA, CPA and UCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
We are also currently subject to China’s Personal Information Protection Law, or PIPL, which came into effect in November 2021 and which increases the protections of Chinese residents. In particular, the law is intended to protect the rights and interests of individuals, to regulate personal information processing activities, to safeguard the lawful and “orderly flow” of data, and to facilitate reasonable use of personal information. Our failure to comply with the PIPL may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. GitLab is in the process of transitioning users who are resident in China to our JiHu entity which will minimize the applicability of the PIPL.
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
Prior to implementing these control procedures, we inadvertently exported our software to entities located in embargoed countries and listed on denied parties’ lists administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and OFAC. In September 2019, we disclosed these apparent violations to BIS and OFAC, which resulted in a BIS Warning Letter and an OFAC Cautionary Letter, in January and February 2020, respectively. While BIS and OFAC did not assess any penalties, we understand that BIS and OFAC may consider our regulatory history, including these prior disclosures and warning/cautionary letters, if the company is involved in a future enforcement case for failure to comply with export control laws and regulations.
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
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is one of the main reasons users visit GitLab. We seek to foster a broad and engaged user community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If users, including influential users, do not continue to contribute code, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The One DevOps Platform, the size of our user base and user engagement may decline. We rely on the sale of online services for a substantial portion of our revenue and if there is a decline in the number of users, user growth rate, or user engagement, including as a result of the loss of influential users and companies who provide innovative code on GitLab, paying users of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
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
Our ability to increase our customer base and achieve broader market adoption of The One DevOps Platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We plan to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore and Australia and have team members in over 64 countries. We also recently established a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
In February 2021, we partnered with two Chinese investment partners to form an independent company called GitLab Information Technology (Hubei) Co., Ltd. (极狐, pinyin: JiHu, pronounced Gee Who) which was formed to specifically serve the Chinese market. This new company offers a dedicated distribution of The One DevOps Platform available as both a self-managed and SaaS offering (GitLab.cn) that will only be available in mainland China, Hong Kong and Macau. The autonomous company has its own governance structure, management team, and business support functions including Engineering, Sales, Marketing, Finance, Legal, Human Relations and Customer Support.
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
Our joint venture is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. Our ability to monetize our joint venture in China may also be limited. Although the joint venture entity is an autonomous company, it is the exclusive seller of GitLab in mainland China, Hong Kong and Macau and is therefore the public face of GitLab in those areas. Additionally, under U.S. GAAP, we currently consolidate the joint venture’s financials within our own and rely on the joint venture’s management for accurate and timely delivery of the joint venture’s financials. Therefore, we face reputational and brand risk as a result of any negative publicity faced by the joint venture entity. Any such reputational and brand risk can harm our business and operating results.
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Revenue generated is billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our condensed consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
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
As disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is related to us not having properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. As of the end of the quarterly period ending April 30, 2022, this material weakness was not yet remediated.

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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic and other global events, including increasing interest rates and inflation and the recent armed conflict in Ukraine, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the COVID-19 pandemic or other global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge is increased by the global nature of our operations. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes, including payroll, sales, use, value-added, digital services, net worth, property and goods and services taxes, which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that determine the taxing jurisdiction in which income is sourced. Some of these or other new rules could result in double taxation. Any significant changes to our future effective tax rate could adversely affect our business, financial condition and results of operations.
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
•general economic conditions, changes in the capital markets generally, inflation and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflict in Ukraine.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If industry or financial analysts do not continue to publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
Natural disasters, pandemics, such as the COVID-19 pandemic, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, including the developing armed conflict in Ukraine, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. For example, changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as GitLab Contribute, GitLab Commit, GitLab Sales Kick-Off and many field marketing events, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, team member or industry events in the future. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Moreover, it has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our operating results. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
There have been no other sales of unregistered securities by the company in the quarter ended April 30, 2022.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
† Indicates management contract or compensatory plan.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q, and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GITLAB INC.
Date: June 6, 2022
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: June 6, 2022
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: June 6, 2022
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer