Form 10-Q
period 2022-07-31
Gitlab Inc.
filed 2022-09-07
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 87.0 million and the number of shares of the registrant’s Class B common stock outstanding was 61.8 million.
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

Page
Special Note Regarding Forward-Looking Statements
PART I. Financial Information	5
ITEM 1. Financial Statements (Unaudited)	5
Condensed Consolidated Balance Sheets as of July 31, 2022 and January 31, 2022	5
Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2022 and 2021	6
Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended July 31, 2022 and 2021	7
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended July 31, 2022 and 2021	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2022 and 2021	10
Notes to Condensed Consolidated Financial Statements	12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	52
ITEM 4. Controls and Procedures	53
PART II. Other Information	55
ITEM 1. Legal Proceedings	55
ITEM 1A. Risk Factors	56
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	96
ITEM 3. Defaults Upon Senior Securities	96
ITEM 4. Mine Safety Disclosures	96
ITEM 5. Other Information	96
ITEM 6. Exhibits	97
Signatures	98

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report, include, but are not limited to, statements about:
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
•the impact of the COVID-19 pandemic and other global events, including the war in Ukraine, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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
•economic and industry trends, including increased interest rates and inflation, projected growth, or trend analysis;
•increased expenses associated with being a public company; and

•other statements regarding our future operations, financial condition, and prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below in the section titled “Risk Factors.” These risks include, among others, the following, which we consider our most material risks:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31, 2022(1)	January 31, 2022(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,757	$884,672
Short-term investments	519,433	50,031
Accounts receivable, net of allowance for doubtful accounts of $1,340 and $1,098 as of July 31, 2022 and January 31, 2022, respectively	89,344	77,233
Deferred contract acquisition costs, current	23,648	24,363
Prepaid expenses and other current assets	20,807	15,544
Total current assets	1,063,989	1,051,843
Property and equipment, net	5,459	3,271
Equity method investment	14,581	—
Goodwill	8,145	8,145
Intangible assets, net	5,081	6,285
Deferred contract acquisition costs, non-current	13,945	14,743
Other long-term assets	4,219	7,151
TOTAL ASSETS	$1,115,419	$1,091,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,379	$4,984
Accrued expenses and other current liabilities	24,474	24,571
Accrued compensation and benefits	15,503	32,820
Deferred revenue, current	201,348	179,224
Total current liabilities	246,704	241,599
Deferred revenue, non-current	24,401	32,568
Other non-current liabilities	13,994	18,002
TOTAL LIABILITIES	285,099	292,169
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of July 31, 2022 and January 31, 2022; no shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of July 31, 2022 and January 31, 2022; 83,025 and 27,141 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of July 31, 2022 and January 31, 2022; 65,746 and 119,747 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,413,491	1,320,479
Accumulated deficit	(638,460)	(553,337)
Accumulated other comprehensive income	3,456	7,724
Total GitLab stockholders’ equity	778,487	774,866
Noncontrolling interests	51,833	24,403
TOTAL STOCKHOLDERS’ EQUITY	830,320	799,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,115,419	$1,091,438
___________
(1) As of July 31, 2022 and January 31, 2022, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $60.9 million and $17.7 million, respectively, and liabilities of $3.6 million and $3.7 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$88,936	$51,860	$165,859	$96,768
License—self-managed and other	12,105	6,267	22,589	11,289
Total revenue	101,041	58,127	188,448	108,057
Cost of revenue:
Subscription—self-managed and SaaS	10,671	5,809	18,604	10,758
License—self-managed and other	2,359	1,383	4,274	2,859
Total cost of revenue	13,030	7,192	22,878	13,617
Gross profit	88,011	50,935	165,570	94,440
Operating expenses:
Sales and marketing	80,689	44,165	147,399	83,019
Research and development	39,520	22,603	71,350	43,943
General and administrative	33,104	13,998	54,996	23,337
Total operating expenses	153,313	80,766	273,745	150,299
Loss from operations	(65,302)	(29,831)	(108,175)	(55,859)
Interest income	3,064	45	3,590	99
Other income (expense), net	1,500	(9,991)	19,948	(11,043)
Loss before income taxes and loss from equity method investment	(60,738)	(39,777)	(84,637)	(66,803)
Loss from equity method investment, net of tax	(816)	—	(1,019)	—
Provision for (benefit from) income taxes	(57)	989	2,454	2,245
Net loss	$(61,497)	$(40,766)	$(88,110)	$(69,048)
Net loss attributable to noncontrolling interest	(2,473)	(577)	(2,987)	(922)
Net loss attributable to GitLab	$(59,024)	$(40,189)	$(85,123)	$(68,126)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.40)	$(0.75)	$(0.58)	$(1.29)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	147,797	53,424	147,248	52,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net loss	$(61,497)	$(40,766)	$(88,110)	$(69,048)
Foreign currency translation adjustments	(1,128)	8,487	(3,792)	9,389
Net change in unrealized gains or losses on available-for-sale securities	(2,454)	—	(2,523)	—
Comprehensive loss including noncontrolling interest	$(65,079)	$(32,279)	$(94,425)	$(59,659)
Net loss attributable to noncontrolling interest	(2,473)	(577)	(2,987)	(922)
Foreign currency translation adjustments attributable to noncontrolling interest	(732)	—	(2,047)	—
Comprehensive loss attributable to noncontrolling interest	(3,205)	(577)	(5,034)	(922)
Comprehensive loss attributable to GitLab	$(61,874)	$(31,702)	$(89,391)	$(58,737)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended July 31, 2022
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 2022	—	$—	74,049	$—	73,583	$—	$1,355,224	$(579,436)	$6,306	$36,108	$818,202
Conversion of Class B common stock to Class A common stock	—	—	8,461	—	(8,461)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	652	—	6,193	—	—	—	6,193
Issuance of common stock under employee stock purchase plan	—	—	289	—	—	—	9,554	—	—	—	9,554
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	(28)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	226	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	814	—	—	—	814
Stock-based compensation expense	—	—	—	—	—	—	34,992	—	—	2,755	37,747
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,850)	(732)	(3,582)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	6,714	—	—	16,175	22,889
Net loss	—	—	—	—	—	—	—	(59,024)	—	(2,473)	(61,497)
Balances at July 31, 2022	—	$—	83,025	$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320

	Three Months Ended July 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 2021	79,551	$424,904	1,151	$—	53,223	$—	$192,534	$(426,136)	$(19,013)	$7,146	$(245,469)
Issuance of common stock related to vested exercised stock options	—	—	—	—	571	—	2,319	—	—	—	2,319
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	99	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	753	—	—	—	753
Stock-based compensation expense	—	—	—	—	—	—	5,232	—	—	—	5,232
Other comprehensive income	—	—	—	—	—	—	—	—	8,487	—	8,487
Capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	—	—	—	18,959	18,959
Net loss	—	—	—	—	—	—	—	(40,189)	—	(577)	(40,766)
Balances at July 31, 2021	79,551	$424,904	1,151	$—	53,893	$—	$200,838	$(466,325)	$(10,526)	$25,528	$(250,485)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2022	—	$—	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	—	—	55,368	—	(55,368)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,386	—	11,413	—	—	—	11,413
Issuance of common stock under employee stock purchase plan	—	—	289	—	—	—	9,554	—	—	—	9,554
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	(19)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	227	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	2,960	—	—	—	2,960
Stock-based compensation expense	—	—	—	—	—	—	52,246	—	—	2,972	55,218
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,268)	(2,047)	(6,315)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	16,839	—	—	40,834	57,673
Deconsolidation of Meltano Inc.	—	—	—	—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—	—	—	—	—	—	—	(85,123)	—	(2,987)	(88,110)
Balances at July 31, 2022	—	$—	83,025	$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320

	Six Months Ended July 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,025	—	4,420	—	—	—	4,420
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	413	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1,453	—	—	—	1,453
Stock-based compensation expense	—	—	—	—	—	—	8,663	—	—	—	8,663
Other comprehensive income	—	—	—	—	—	—	—	—	9,389	—	9,389
Capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	—	—	—	26,450	26,450
Net loss	—	—	—	—	—	—	—	(68,126)	—	(922)	(69,048)
Balances at July 31, 2021	79,551	$424,904	1,151	$—	53,893	$—	$200,838	$(466,325)	$(10,526)	$25,528	$(250,485)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(88,110)	$(69,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	55,218	8,663
Amortization of intangible assets	1,176	169
Depreciation expense	1,286	—
Amortization of deferred contract acquisition costs	21,618	15,099
Gain from deconsolidation of Meltano Inc.	(17,798)	—
Loss from equity method investment	1,290	—
Net amortization of premiums or discounts on short-term investments	(1,293)	—
Unrealized foreign exchange (gain) loss	(1,572)	9,839
Other non-cash (income) expense	469	(143)
Changes in assets and liabilities:
Accounts receivable	(13,568)	(7,059)
Prepaid expenses and other current assets	(5,488)	(215)
Deferred contract acquisition costs	(21,210)	(15,112)
Other long-term assets	2,700	(1,918)
Accounts payable	528	(1,189)
Accrued expenses and other current liabilities	90	4,910
Accrued compensation and benefits	(16,680)	(2,385)
Deferred revenue	17,549	19,613
Other long-term liabilities	(696)	135
Net cash used in operating activities	(64,491)	(38,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(520,664)	(50,000)
Proceeds from maturities of short-term investments	50,031	—
Purchases of property and equipment	(3,234)	—
Deconsolidation of Meltano Inc.	(9,620)	—
Net cash used in investing activities	(483,487)	(50,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	11,311	7,652
Issuance of common stock under employee stock purchase plan	9,554	—
Repurchase of common stock in a tender offer	—	(590)
Contributions received from noncontrolling interests, net of issuance costs	57,673	26,450
Payments of deferred offering costs	—	(825)
Net cash provided by financing activities	78,538	32,687
Impact of foreign exchange on cash and cash equivalents	(4,475)	(642)
Net decrease in cash and cash equivalents	(473,915)	(56,596)
Cash, cash equivalents, and restricted cash at beginning of period	887,172	282,850
Cash, cash equivalents, and restricted cash at end of period	$413,257	$226,254
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$309	$631
Cash donations	$—	$1,000
Supplemental disclosure of non-cash investing and financing activities:

Vesting of early exercised stock options	$2,960	$1,453
Unpaid deferred offering costs	$—	$473
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$410,757	$226,254
Restricted cash, current included in prepaid expenses and other current assets	2,500	—
Total cash, cash equivalents and restricted cash	$413,257	$226,254
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
Correction of an Immaterial Error in Prior Period
During the quarter ended October 31, 2021, the Company identified an immaterial error in which $50.0 million of short-term investments were incorrectly reflected within cash and cash equivalents as previously reported for the six months ended July 31, 2021. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company's prior period interim financial statements. Since this error was not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for this error by revising its historical condensed consolidated statements of cash flows for the six months ended July 31, 2021, reclassing $50.0 million from the cash and cash equivalents balance at the end of period to purchases of short-term investments.
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2023 and 2022 refer to the fiscal year ending January 31, 2023 and the fiscal year ended January 31, 2022, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, stock-based compensation expense, fair value of contingent consideration, fair valuation of retained interest in an investee on loss of control, valuation allowance for deferred income taxes and valuation of intangibles assets. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions, including the impact of the COVID-19 pandemic, that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for the addition of policies in respect of short-term investments - marketable securities, equity method investment in Meltano Inc., the Company’s former wholly-owned subsidiary, and an update to the stock-based compensation policy to cover the Company’s recently granted performance stock units (“PSUs”).
Short-Term Investments - Marketable Securities
The Company classifies its marketable securities with stated maturities of three months and greater as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of July 31, 2022, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses are recorded as a separate component of other comprehensive loss, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the condensed consolidated statements of operations.
The Company periodically reviews its available-for-sale securities to determine if there has been an other-than-temporary decline in fair value. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. No changes in fair value due to impairment have been recorded in earnings for available-for-sale securities during the periods presented.
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in an erstwhile subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net loss resulting from the investment is reported under loss from equity method investment, net of tax in our condensed consolidated statements of operations. The carrying value of the Company’s equity method investments is reported in equity method investment in the condensed consolidated balance sheets. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.
Stock-Based Compensation
Our PSUs issued to the senior members of its management team are subject to a revenue performance condition and service conditions. The number of PSUs that will ultimately vest will depend on the revenue achieved by the Company in fiscal 2025 relative to the defined target. The fair value of PSUs is measured at the market price of the Company’s Class A common stock on the date of grant and compensation costs related to these awards are recognized on a graded-vesting method over the requisite service period.
Recently Adopted Accounting Standards
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The Company adopted ASU 2019-12 as of February 1, 2022 with no material impact.
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“Topic 820”): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in Topic 820 that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. For public companies, the amendments to ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The adoption of ASU 2022-03 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
Subscription—self-managed and SaaS	$88,936	88%	$51,860	89%	$165,859	88%	$96,768	90%
Subscription—self-managed	66,896	66	41,412	71	126,615	67	77,527	72
SaaS	22,040	22	10,448	18	39,244	21	19,241	18
License—self-managed and other	$12,105	12%	$6,267	11%	$22,589	12%	$11,289	10%
License—self-managed	10,009	10	4,776	8	18,786	10	8,443	8
Professional services and other	2,096	2	1,491	3	3,803	2	2,846	2
Total revenue	$101,041	100%	$58,127	100%	$188,448	100%	$108,057	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$84,123	$48,833	$156,397	$90,520
Europe	14,750	8,353	27,738	15,466
Asia Pacific	2,168	941	4,313	2,071
Total revenue	$101,041	$58,127	$188,448	$108,057
During each of the three and six months ended July 31, 2022, the United States accounted for 83% of total revenue for each period presented. During each of the three and six months ended July 31, 2021, the United States accounted for 84% of total revenue for each period presented. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
Deferred Revenue
During the three and six months ended July 31, 2022, $67.0 million and $105.8 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the applicable reporting period presented. During the three and six months ended July 31, 2021, $39.8 million and $61.3 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the applicable reporting period presented.
Remaining Performance Obligations
As of July 31, 2022 and January 31, 2022, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $361.9 million and $312.4 million, respectively. As of July 31, 2022, the Company expects to recognize approximately 69% of the transaction price as product or services revenue over the next 12 months and the remainder thereafter.
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
The Company uses various distribution channels. There were two distribution channel entities whose balance in aggregate represented 35% of the accounts receivable balance as of July 31, 2022, and individually represented 19% and 16% of the accounts receivable balance, respectively, for the same period. There was one distribution channel entity whose balance represented 14% of the accounts receivable balance as of January 31, 2022.
4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$281,339	$—	$—	$281,339
Money market funds	111,927	—	—	111,927
U.S. Treasury securities	7,499	—	—	7,499
U.S. Agency securities	9,996	—	(4)	9,992
Total cash and cash equivalents	$410,761	$—	$(4)	$410,757
Short-term investments:
Commercial paper	46,197	—	(190)	46,007
Corporate debt securities	48,251	17	(202)	48,066
Municipal bonds	1,974	—	(11)	1,963
Foreign government bonds	2,185	—	(7)	2,178
U.S. Agency securities	18,585	20	(35)	18,570
U.S. Treasury securities	404,760	10	(2,121)	402,649
Total short-term investments	$521,952	$47	$(2,566)	$519,433
As of January 31, 2022, the Company had $884.7 million of cash and $50.0 million of short-term investments, comprised of certificates of deposit with a bank with an original maturity of greater than three months at the date of purchase. Such investments were carried at amortized cost, which approximated their fair value and matured during the six months ended July 31, 2022.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended July 31, 2022, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.

During the three and six months ended July 31, 2022, the Company recorded $3.1 million and $3.6 million of interest income on cash equivalents and short-term investments, respectively, which includes $1.3 million of net amortization of premiums or discounts on short-term investments reported on the condensed consolidated statements of cash flows for the six months ended July 31, 2022.
As of July 31, 2022, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in thousands):

	Carrying Value	Gross Unrealized Losses
July 31, 2022
U.S. Agency securities	$21,107	$(39)
Commercial paper	46,007	(190)
Corporate debt securities	38,112	(202)
Municipal bonds	1,963	(11)
Foreign government bonds	2,178	(7)
U.S. Treasury securities	398,843	(2,121)
Total cash equivalents and short-term investments	$508,210	$(2,570)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	July 31, 2022		January 31, 2022
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$375,663	$373,816	$50,031	$50,031
Due between 1 year to 3 years	146,289	145,617	—	—
Total	$521,952	$519,433	$50,031	$50,031
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
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The Company’s marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
July 31, 2022 (1)
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
U.S. Agency securities	—	7,499	—	7,499
U.S. Treasury securities	—	9,992	—	9,992
Short-term investments:
Commercial paper	—	46,007	—	46,007
Corporate debt securities	—	48,066	—	48,066
Municipal bonds	—	1,963	—	1,963
Foreign government bonds	—	2,178	—	2,178
U.S. Agency securities	—	18,570	—	18,570
U.S. Treasury securities	—	402,649	—	402,649
Total	$111,927	$536,924	$—	$648,851
(1) Excludes $281.3 million in cash held in the Company’s bank accounts as of July 31, 2022.
The Company has $7.9 million of level 3 contingent liabilities. Refer to “Note 7. Business Combination”.

6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Prepaid software subscriptions	$5,084	$3,950
Prepaid advertising costs	1,624	722
Security and other deposits	1,620	981
Prepaid insurance	1,221	4,309
Prepaid income taxes	3,678	3,168
Restricted cash(1)	2,500	—
Interest receivable	1,294	49
Prepaid expenses for the Company’s events	715	266
Other prepaid expenses	733	1,834
Other current assets	2,338	265
Total prepaid expense and other current assets	$20,807	$15,544
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	July 31, 2022	January 31, 2022
Computer and office equipment	$6,480	$3,049
Leasehold improvements	768	765
Others	92	—
	7,340	3,814
Less: Accumulated depreciation(1)	(1,881)	(543)
Total property and equipment, net(1)	$5,459	$3,271

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $0.7 million and $1.3 million for the three and six months ended July 31, 2022, respectively, and zero for the respective periods last year.
Other Long-Term Assets
Other assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Security and other deposits	$2,298	$2,832
Restricted cash (1)	—	2,500
Deferred software implementation costs	1,119	969
Other long-term assets	802	850
Total other long-term assets	$4,219	$7,151
(1) Refer to “Note 7. Business Combination”.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued expenses	$12,881	$8,605
Income taxes payable	1,127	319
ESPP employee contributions	2,130	6,557
Indirect taxes payable	1,169	4,044
Acquisition related contingent cash consideration (1)	3,101	3,029
Acquisition related consideration withheld in escrow (1)	2,500	—
Other current liabilities	1,566	2,017
Total accrued expenses and other current liabilities	$24,474	$24,571
(1) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued commissions	$6,745	$8,417
Payroll taxes payable	1,382	14,506
Other accrued team member related payables	7,376	9,897
Total accrued compensation and benefits	$15,503	$32,820

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Early exercised options liability	$3,775	$6,837
Acquisition related contingent cash consideration (1)	5,046	4,929
Acquisition related consideration withheld in escrow (1)	—	2,500
Deferred tax liabilities	1,725	379
Contingent liability for labor matters	2,510	2,573
Other long-term liabilities	938	784
Total other long-term liabilities	$13,994	$18,002
(1) Refer to “Note 7. Business Combination”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Gain from deconsolidation of Meltano Inc. (1)	$—	$—	$17,798	$—
Foreign exchange gains (losses), net	1,646	(8,821)	2,506	(9,872)
Other expense, net	(146)	(1,170)	(356)	(1,171)
Total other income (expense), net	$1,500	$(9,991)	$19,948	$(11,043)
(1) Refer to “Note 11. Joint Venture and Equity Method Investment”.
7. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$2,970
Fair value of common stock issued on closing	959
Contingent common stock consideration (classified under additional paid-in capital)	1,754
Contingent cash consideration (classified under accrued expenses and other current liabilities as of July 31, 2022)	3,007
Contingent cash consideration (classified under other long-term liabilities as of July 31, 2022)	4,893
Total consideration	$13,583
Cash consideration includes $2.5 million held back as partial security for post-closing indemnification claims made within 18 months of the closing date recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of July 31, 2022 and in other long-term liabilities as of January 31, 2022.
As a result of acquisition, the fair value of the consideration transferred included contingent cash considerations of $7.9 million in aggregate. These contingent cash considerations are determined based upon the satisfaction of certain defined operational milestones and are remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. There were no changes in the fair value of contingent considerations, except for accretion expense of $0.1 million and $0.2 million for the three and six months ended July 31, 2022, respectively.
During the three and six months ended July 31, 2022, there were no measurement period adjustments identified and recorded.
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
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of July 31, 2022 and January 31, 2022	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

July 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(1,359)	$4,841	2.3
Developed technology from asset acquisitions (1)	1,284	(1,044)	240	0.7
Total	$7,484	$(2,403)	$5,081

January 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(334)	$5,866	2.8
Developed technology from asset acquisitions (1)	1,402	(983)	419	1.3
Total	$7,602	$(1,317)	$6,285
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $0.6 million and $1.2 million for the three and six months ended July 31, 2022, respectively, and $0.1 million and $0.2 million for three and six months ended July 31, 2021, respectively.
As of July 31, 2022, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2023	$1,188
2024	2,166
2025	1,727
Total future amortization	$5,081
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S.-based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $0.8 million and $2.0 million for the three and six months ended July 31, 2022, respectively, and $0.5 million and $1.5 million for the three and six months ended July 31, 2021, respectively.

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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	July 31, 2022	January 31, 2022
Class A and Class B common stock
Options issued and outstanding	14,888	17,146
Shares available for issuance under Equity Incentive Plans	21,870	18,248
RSUs and PSUs issued and outstanding	7,972	3,280
Shares reserved for issuance to charitable organizations	1,636	1,636
2021 ESPP	4,451	3,271
Total	50,817	43,581
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of July 31, 2022 and January 31, 2022, there were 388,331 and 713,967 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $3.8 million and $6.8 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the condensed consolidated balance sheets.
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
In September 2021, in connection with the IPO, the board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the Company’s 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), PSUs and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to the Company’s team members. The Company may grant all other types of awards to its team members, directors, and consultants. The Company initially reserved 13,032,289 shares of its Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on February 1 of each of the years from 2022 through 2031.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	July 31, 2022	January 31, 2022
Available at beginning of period	18,248	4,796
Awards authorized	7,673	22,532
Options granted	—	(7,936)
RSUs and PSUs granted	(5,103)	(3,290)
RSUs cancelled and forfeited	161	10
Options cancelled and forfeited	849	2,044
Options repurchased	42	92
Available at end of period	21,870	18,248
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Options granted	—	—
Options exercised	(1,409)	8.29
Options cancelled	(14)	10.02
Options forfeited	(835)	13.60
Balances at July 31, 2022	14,888	$12.06	7.73	$675.0
Options vested at July 31, 2022	6,663	$8.24	7.02	$327.6
Options vested and expected to vest at July 31, 2022	14,888	$12.06	7.73	$675.0
No options were granted during the three months ended July 31, 2022 and the weighted-average grant-date fair value per share of options granted was $8.35 for the three months ended July 31, 2021. The aggregate intrinsic value of options exercised during the three months ended July 31, 2022 and 2021 was $25.8 million and $8.5 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
No options were granted during the six months ended July 31, 2022 and the weighted-average grant-date fair value per share of options granted was $7.90 for the six months ended July 31, 2021. The aggregate intrinsic value of options exercised during the six months ended July 31, 2022 and 2021 was $59.8 million and $25.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of July 31, 2022 and January 31, 2022, approximately $62.4 million and $80.3 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 2.4 years and 2.7 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s restricted stock units activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2022	272	$82.11
Granted	4,738	52.28
Vested	(242)	59.45
Canceled/forfeited	(161)	58.47
Balances at July 31, 2022	4,607	$53.38
(1) The table above does not include 3 million RSUs issued to the Company’s founder and the CEO described below.
These RSUs are grants of shares of the Company’s common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis.
As of July 31, 2022 and January 31, 2022, approximately $235.7 million and $21.5 million, respectively, of total unrecognized compensation cost was related to restricted stock units granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.5 years and 3.9 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $0.7 million of stock-based compensation expense related to PSUs during the six months ended July 31, 2022. As of July 31, 2022, unrecognized stock-based compensation expense related to these PSUs was $18.5 million to be recognized over a period of 3.4 years.

CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Mr. Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. The Company recorded $0.4 million and $0.8 million of stock-based compensation expense related to the CEO RSUs during the three and six months ended July 31, 2022, respectively. As of July 31, 2022, unrecognized stock-based compensation expense related to these RSUs was $6.8 million which will be recognized over the remaining derived service period of the respective tranches which ranges from 2 to 7 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of the Company’s Class A common stock with accumulated payroll deductions and provides a 15% purchase price discount of the fair market value of the Company’s Class A common stock on the IPO date or purchase date, whichever is lower. The 2021 ESPP also provides up to a 27-month look-back period with four purchase dates in May and November of each year, and the first purchase occurred in May 2022.
If the closing price of the Company’s Class A common stock on the first day of the current offering period is higher than the price on the last day of any applicable purchase period, the ESPP requires the price to be reset based on the lower fair market value and the offering period to be rolled over for a new period of 24 months. This reset and rollover was triggered on the May 31, 2022 purchase date. The original offering period commencing on the IPO date through November 30, 2023 was modified to a new offering period commencing June 1, 2022 through May 31, 2024 and the ESPP price was reset based on the closing price of the Company’s Class A common stock on May 31, 2022. In accordance with ASC 718, Stock-Based Compensation, the modification in respect of the reset of the ESPP price and rollover resulted in an incremental charge of stock-based compensation expense of $0.7 million during the three and six months ended July 31, 2022, and the remaining modification charge of $9.2 million will be recognized over the new offering period.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Six Months Ended July 31,
2022
Risk-free interest rate	1.62% - 2.63%
Volatility	44.95% - 52.76%
Expected term (in years)	0.5 - 2.0
Dividend yield	—%
The Company recorded $9.7 million and $14.1 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2022, respectively. As of July 31, 2022, approximately $31.7 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
In May 2022, the Company issued 0.3 million shares of Class A common stock to team members through the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$1,585	$239	$2,375	$391
Research and development	11,339	1,541	16,375	2,506
Sales and marketing	14,851	1,687	21,902	3,126
General and administrative	9,972	1,765	14,566	2,640
Total stock-based compensation expense	$37,747	$5,232	$55,218	$8,663
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $2.2 million and $3.1 million for the three and six months ended July 31, 2022, respectively, and not material for the three and six months ended July 31, 2021.
11. Joint Venture and Equity Method Investment
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
On March 29, 2022, JiHu closed its Series A-1 round of common stock financing where investors contributed $27.7 million, net of issuance costs. On July 1, 2022, JiHu closed its Series A-2 round of common stock financing where investors contributed $22.8 million, net of issuance costs. The Company accounted for these funding events as equity transactions with the carrying amount of the non-controlling interest adjusted to reflect the change in the ownership interest in JiHu, and the difference was recognized in the Company’s additional paid-in capital. Subsequent to the closing of both rounds, the Company retains control over JiHu with equity stake reduced from 72% to 56%.
In March 2022, one of the potential investors who could not participate in the Series A-1 financing round provided a $2.9 million loan to JiHu as an advance pending a capital contribution. The loan was repayable within ten business days of receipt of capital contribution from the investor. JiHu received an equity contribution from this investor during the Series A-2 round and repaid the loan in full in July 2022.
During the six months ended July 31, 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. During the three and six months ended July 31, 2022, the Company recognized $2.8 million and $3.0 million stock-based compensation expense related to JiHu ESOP, respectively. As of July 31, 2022, approximately $20.6 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.7 years. The Company considers the RSUs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Revenue	$1,020	$32	$2,113	$32
Cost of revenue	413	274	712	361
Gross profit (loss)	607	(242)	1,401	(329)
Operating expenses:
Sales and marketing	1,865	705	3,252	850
Research and development	1,909	333	2,837	661
General and administrative	3,539	945	4,293	1,579
Total operating expenses	7,313	1,983	10,382	3,090
Loss from operations	(6,706)	(2,225)	(8,981)	(3,419)
Interest income	142	—	210	—
Other income, net	339	49	1,012	1
Net loss before income taxes	(6,225)	(2,176)	(7,759)	(3,418)
Net loss	$(6,225)	$(2,176)	$(7,759)	$(3,418)

Net loss attributable to noncontrolling interest	$(2,473)	$(577)	$(2,987)	$(922)

	July 31, 2022	January 31, 2022

Cash and cash equivalents	$58,323	$14,198
Property and equipment, net	845	769
Other assets	1,777	2,765
Total assets	$60,945	$17,732

Total liabilities	$3,589	$3,663
Equity Method Investment
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), which started as an internal project within the Company in July 2018, into a separate legal entity. The entity was funded by the Company’s contribution of intellectual property with the fair value of approximately $0.4 million and a preferred stock financing from third parties of $4.2 million, representing 12% ownership on a fully diluted basis.
On April 4, 2022, Meltano closed its Series Seed-2 round of preferred stock financing and raised $7.2 million. Pursuant to this transaction, the board composition of Meltano changed and the Company no longer has the power to appoint the majority of the board of directors of Meltano. Consequently, despite having majority voting rights at the stockholder level, the Company no longer has control over Meltano.
The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Meltano of $11.3 million, recognition of retained interest at fair value of $15.9 million, and a gain of $17.8 million recorded in other income (expense), net during the six months ended July 31, 2022. The fair value of retained interest was determined using Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock. As of the date of the loss of control, the basis difference between the fair value of investment in Meltano and the Company’s share in the net assets of Meltano was attributed to equity method goodwill.
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $14.6 million in “equity method investment” on its condensed consolidated balance sheet as of July 31, 2022. During the three and six months ended July 31, 2022, the Company recognized a loss from equity method investment of $(0.8) million and $(1.0) million, net of tax on the condensed consolidated statements of operations, respectively.
As of July 31, 2022, the Company owns 98% of the common stock in Meltano. As of July 31, 2022, Meltano has 2.6 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 50% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
12. Income Taxes
For the three and six months ended July 31, 2022, the Company recorded income tax benefit of $(0.1) million and income tax expense of $2.5 million on pretax loss of $60.7 million and $84.6 million, respectively. The income tax benefit for the three months ended July 31, 2022 was primarily related to an increase in domestic losses from operations as compared to the same period last year. The income tax expense for the six months ended July 31, 2022 related primarily to the Company's foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
For the three and six months ended July 31, 2021, the Company recorded income tax expense of $1.0 million and $2.2 million on pretax loss of $39.8 million and $66.8 million, respectively. The income tax expense was primarily related to tax liability from the Company's foreign and domestic operations.
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
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax assets requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. The Company determined that it was not more likely than not that the Company could recognize certain deferred tax assets. Evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of July 31, 2022, unrecognized tax benefits approximated $5.5 million, of which $0.8 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended July 31, 2022 and 2021, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.1 million as of each of July 31, 2022 and January 31, 2022.

As of July 31, 2022, the statutes remained open for the Company’s U.S. federal and states 2017 through 2021 tax years and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to GitLab	$(59,024)	$(40,189)	$(85,123)	$(68,126)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	147,797	53,424	147,248	52,941

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.40)	$(0.75)	$(0.58)	$(1.29)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	July 31, 2022	January 31, 2022

Shares subject to outstanding common stock options	14,888	17,146
Unvested RSUs in connection with business combination	15	16
Unvested early exercised stock options	388	714
Unvested RSUs and PSUs	7,972	3,264
Shares subject to the 2021 ESPP	65	256
Total	23,328	21,396

14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s contractual commitments relate mainly to third-party non-cancellable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement for an aggregate consideration of $7.4 million and a non-cancelable 3-year software subscription arrangement for an aggregate consideration of $2.3 million. See “Note 14. Commitments and Contingencies” in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2022 for further information.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. If applicable, the Company accrues receivables for probable insurance or other third-party recoveries. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of July 31, 2022 and January 31, 2022, the estimated liability relating to these matters was $2.5 million and $2.6 million, respectively.
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
We make our plans available through our self-managed and software-as-a-service, or SaaS offerings. For our self-managed offering, the customer installs The One DevOps Platform in its own private or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted in the public or private cloud.

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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The One DevOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The One DevOps Platform on the 22nd of every month and, as of July 31, 2022, had done so for the last 130 months. We intend to continue releasing new software at this cadence.
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

Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The One DevOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 5,864 as of July 31, 2022 from 3,632 as of July 31, 2021, an increase of 61%, our $100,000 ARR customers increased to 593 as of July 31, 2022 from 383 as of July 31, 2021, an increase of 55%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The One DevOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of July 31, 2022 and 2021, our Dollar-Based Net Retention Rate were above 130%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expansion of The One DevOps Platform with Base Customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The One DevOps Platform by additional users within their organizations, and upgrading customers to higher-priced tiers. Ultimately our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The One DevOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
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

	As of July 31,
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

	As of July 31,
	2022	2021
$100,000 ARR customers	593	383
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Our self-managed and SaaS subscriptions consist of support, maintenance, upgrades and updates on a when-and-if-available basis. Revenue for support and maintenance is recognized ratably over the contract period based on the stand-ready nature of these subscription elements.
Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public or private cloud. Revenue from our SaaS offerings is recognized ratably over the contract period when the performance obligation is satisfied. The typical term of a subscription contract for self-managed or SaaS offering is one to three years.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with access to proprietary software features. License revenue is recognized up front when the software license is made available to our customer.
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given our limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% of our total revenue for each of the three and six months ended July 31, 2022. Revenue from professional services accounted for 3% and 2% of our total revenue for the three and six months ended July 31, 2021, respectively.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, subscription services and our hosting expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. Costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses associated with our research and development personnel, including internal hosting, contractors, allocated overhead associated with developing new features or enhancing existing features, as well as software and subscription services. Costs related to research and development are expensed as incurred.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources. General and administrative expenses also include external legal, accounting, director and officer insurance, as well as other consulting and professional services fees, software and subscription services, other corporate expenses, and certain contract termination fees.
We have incurred and expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.

Interest Income, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other income (expense), net consists primarily of the gain from the deconsolidation of a subsidiary, as well as foreign currency transaction gains and losses.
Loss from Equity Method Investment, Net of Tax
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$88,936	$51,860	$165,859	$96,768
License—self-managed and other	12,105	6,267	22,589	11,289
Total revenue	101,041	58,127	188,448	108,057
Cost of revenue:(1)
Subscription—self-managed and SaaS	10,671	5,809	18,604	10,758
License—self-managed and other	2,359	1,383	4,274	2,859
Total cost of revenue	13,030	7,192	22,878	13,617
Gross profit	88,011	50,935	165,570	94,440
Operating expenses:
Sales and marketing(1)	80,689	44,165	147,399	83,019
Research and development(1)	39,520	22,603	71,350	43,943
General and administrative(1)	33,104	13,998	54,996	23,337
Total operating expenses	153,313	80,766	273,745	150,299
Loss from operations	(65,302)	(29,831)	(108,175)	(55,859)
Interest income	3,064	45	3,590	99
Other income (expense), net(2)	1,500	(9,991)	19,948	(11,043)
Loss before income taxes and loss from equity method investment	(60,738)	(39,777)	(84,637)	(66,803)
Loss from equity method investment, net of tax	(816)	—	(1,019)	—
Provision for (benefit from) income taxes	(57)	989	2,454	2,245
Net loss	$(61,497)	$(40,766)	$(88,110)	$(69,048)
Net loss attributable to noncontrolling interest(3)	(2,473)	(577)	(2,987)	(922)
Net loss attributable to GitLab	$(59,024)	$(40,189)	$(85,123)	$(68,126)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$1,585	$239	$2,375	$391
Research and development	11,339	1,541	16,375	2,506
Sales and marketing	14,851	1,687	21,902	3,126
General and administrative	9,972	1,765	14,566	2,640
Total stock-based compensation expense	$37,747	$5,232	$55,218	$8,663

(2)Includes $17.8 million gain for the six months ended July 31, 2022 from a deconsolidation of a majority owned subsidiary in April 2022. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
(3)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	13	12	12	13
Gross profit	87	88	88	87
Operating expenses:
Sales and marketing	80	76	78	77
Research and development	39	39	38	41
General and administrative	33	24	29	22
Total operating expenses	152	139	145	139
Loss from operations	(65)	(51)	(57)	(52)
Interest income	3	—	2	—
Other income (expense), net	1	(17)	11	(10)
Loss before income taxes and loss from equity method investment	(60)	(68)	(45)	(62)
Loss from equity method investment, net of tax	(1)	—	(1)	—
Provision for (benefit from) income taxes	—	2	1	2
Net loss	(61)%	(70)%	(47)%	(64)%
Net loss attributable to noncontrolling interest	(2)%	(1)%	(2)%	(1)%
Net loss attributable to GitLab	(58)%	(69)%	(45)%	(63)%

Comparison of the Three and Six Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$88,936	$51,860	$37,076	71%	$165,859	$96,768	$69,091	71%
License—self-managed and other	12,105	6,267	5,838	93	22,589	11,289	11,300	100
Total revenue	$101,041	$58,127	$42,914	74%	$188,448	$108,057	$80,391	74%
Revenue increased $42.9 million, or 74%, to $101.0 million for the three months ended July 31, 2022 from $58.1 million for the three months ended July 31, 2021. Revenue increased $80.4 million, or 74%, to $188.4 million for the six months ended July 31, 2022 from $108.1 million for the six months ended July 31, 2021. The increases in both the three and six months ended July 31, 2022 were primarily due to the ongoing demand for The One DevOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of July 31, 2022 and 2021, our expansion is reflected by our Dollar-Based Net Retention Rate being above 130%. We had 593 customer with ARR over $100,000 as of July 31, 2022, increasing from 383 customer with ARR over $100,000 as of July 31, 2021.
Revenue attributed to our variable interest entity, JiHu, was $1.0 million and zero for the three months ended July 31, 2022 and 2021, respectively, and $2.1 million and zero for the six months ended July 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$13,030	$7,192	$5,838	81%	$22,878	$13,617	$9,261	68%
Gross profit	88,011	50,935	37,076	73	165,570	94,440	71,130	75
Gross margin	87%	88%			88%	87%
Cost of revenue increased by $5.8 million, to $13.0 million for the three months ended July 31, 2022 from $7.2 million for the three months ended July 31, 2021, primarily due to an increase of $2.4 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $1.9 million in third-party hosting costs, $0.6 million in consulting expenses, and $0.5 million in amortization of intangible assets. Gross margin decreased by 1% to 87% for the three months ended July 31, 2022 from 88% for the three months ended July 31, 2021.
Cost of revenue increased by $9.3 million, to $22.9 million for the six months ended July 31, 2022 from $13.6 million for the six months ended July 31, 2021, primarily due to an increase of $4.0 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $2.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $3.1 million in third-party hosting costs, $1.0 million in amortization of intangible assets, and $0.6 million in consulting expenses. Gross margin improved by 1% to 88% for the six months ended July 31, 2022 from 87% for the six months ended July 31, 2021.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.4 million and $0.3 million for the three months ended July 31, 2022 and 2021, respectively, and $0.7 million and $0.4 million for the six months ended July 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$80,689	$44,165	$36,524	83%	$147,399	$83,019	$64,380	78%
Sales and marketing expenses increased by $36.5 million, to $80.7 million for the three months ended July 31, 2022 from $44.2 million for the three months ended July 31, 2021, primarily due to an increase of $28.5 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $13.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $2.2 million in marketing events and brand-related expenses, an increase of $1.4 million in hosting expenses, and an increase of $1.1 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, increase our sales capacity, and acquire more customers.
Sales and marketing expenses increased by $64.4 million, to $147.4 million for the six months ended July 31, 2022 from $83.0 million for the six months ended July 31, 2021, primarily due to an increase of $48.1 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $18.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $5.3 million in marketing events and brand-related expenses, an increase of $3.2 million in hosting expenses, and an increase of $2.1 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, increase our sales capacity and acquire more customers.
Sales and marketing expenses attributed to our variable interest entity, JiHu, was $1.9 million and $0.7 million, for the three months ended July 31, 2022 and 2021, respectively, and $3.3 million and $0.9 million for the six months ended July 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$39,520	$22,603	$16,917	75%	$71,350	$43,943	$27,407	62%
Research and development expenses increased by $16.9 million, to $39.5 million for the three months ended July 31, 2022 from $22.6 million for the three months ended July 31, 2021, primarily due to an increase of $15.9 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $9.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below).
Research and development expenses increased by $27.4 million, to $71.4 million for the six months ended July 31, 2022 from $43.9 million for the six months ended July 31, 2021, primarily due to an increase of $26.3 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $13.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below).
Research and development expenses attributed to our variable interest entity, JiHu, was $1.9 million and $0.3 million for the three months ended July 31, 2022 and 2021, respectively, and $2.8 million and $0.7 million for the six months ended July 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$33,104	$13,998	$19,106	136%	$54,996	$23,337	$31,659	136%
General and administrative expenses increased by $19.1 million, to $33.1 million for the three months ended July 31, 2022 from $14.0 million for the three months ended July 31, 2021, primarily due to an increase of $13.8 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $8.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $1.5 million in insurance expenses due to becoming a publicly traded company, an increase of $1.2 million in consulting and software expenses to support our growth, and a one-time GitLab Contribute cancellation fee of $2.3 million due to cancellation in connection with the COVID-19 pandemic.
General and administrative expenses increased by $31.7 million, to $55.0 million for the six months ended July 31, 2022 from $23.3 million for the six months ended July 31, 2021, primarily due to an increase of $23.5 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $11.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $2.9 million in insurance expenses due to becoming a publicly traded company, an increase of $2.7 million in consulting and software expenses to support our growth, and a one-time GitLab Contribute cancellation fee of $2.3 million due to cancellation in connection with the COVID-19 pandemic.
General and administrative expenses attributed to our variable interest entity, JiHu, was $3.5 million and $0.9 million for the three months ended July 31, 2022 and 2021, respectively, and $4.3 million and $1.6 million for the six months ended July 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,585	$239	$1,346	563%	$2,375	$391	$1,984	507%
Research and development	11,339	1,541	9,798	636	16,375	2,506	13,869	553
Sales and marketing	14,851	1,687	13,164	780	21,902	3,126	18,776	601
General and administrative	9,972	1,765	8,207	465	14,566	2,640	11,926	452
Total stock-based compensation expense	$37,747	$5,232	$32,515	621%	$55,218	$8,663	$46,555	537%
Stock-based compensation expense increased by $32.5 million, to $37.7 million for the three months ended July 31, 2022 from $5.2 million for the three months ended July 31, 2021, primarily due to $17.2 million expense from RSUs we started granting in December 2021 and $9.7 million expense from ESPP introduced in November 2021. Stock-based compensation expense for the three months ended July 31, 2022 also includes $2.8 million attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-based compensation expense increased by $46.6 million, to $55.2 million for the six months ended July 31, 2022 from $8.7 million for the six months ended July 31, 2021, primarily due to $24.3 million expense from RSUs we started granting in December 2021 and $14.1 million expense from ESPP introduced in November 2021. Stock-based compensation expense for the six months ended July 31, 2022 also includes $3.0 million attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income, and Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$3,064	$45	$3,019	6709%	$3,590	$99	$3,491	3526%

Gain from deconsolidation of Meltano Inc.	$—	$—	$—	—%	$17,798	$—	$17,798	100%
Foreign exchange gains (losses), net	1,646	(8,821)	10,467	(119)	2,506	(9,872)	12,378	(125)
Other expense, net	(146)	(1,170)	1,024	(88)	(356)	(1,171)	815	(70)
Total other income (expense), net	$1,500	$(9,991)	$11,491	(115)%	$19,948	$(11,043)	$30,991	(281)%
For the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our IPO into marketable securities in fiscal year 2023 as well as higher interest rates during the three and six months ended July 31, 2022 compared to the same period last year.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the deconsolidation and the fair valuation of our retained interest in Meltano. The remaining change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$(816)	$—	$(816)	100%	$(1,019)	$—	$(1,019)	100%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano, we account for Meltano investment under the equity method.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(57)	$989	$(1,046)	(106)%	$2,454	$2,245	$209	9%
Effective tax rate	0.1%	(2.5)%	2.6%		(2.9)%	(3.4)%	0.5%

Our effective tax rate increased by approximately 2.6% during the three months ended July 31, 2022 as compared to the same period last year. The higher effective tax rate was primarily due to an increase in domestic losses from operations as compared to the same period last year, for which a benefit is not derived due to the existence of a valuation allowance on our deferred tax assets.
Our effective tax rate increased by approximately 0.5% during the six months ended July 31, 2022 as compared to the same period last year. The higher effective tax rate was primarily due to an increase in domestic losses from operations as compared to the same period last year, for which a benefit is not derived due to the existence of a valuation allowance on our deferred tax assets, as well as the recognition of a deferred tax liability relating to the unrealized gain on the on deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of our equity method investment.
Our effective tax rate for the three and six months ended July 31, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the change in valuation allowance associated with the net operating losses generated during the year.
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
As of July 31, 2022, unrecognized tax benefits were $5.5 million, of which $0.8 million would affect the effective tax rate if recognized. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended July 31, 2022 and 2021, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.1 million and $0.1 million as of July 31, 2022 and January 31, 2022, respectively.
As of July 31, 2022, the statutes for our U.S. federal 2017 through 2021 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for tax years 2015 and 2016. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities and payments received from our customers.

As of July 31, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $930.2 million and $934.7 million, respectively, which were held for working capital purposes and strategic investment purposes. As of July 31, 2022, cash and cash equivalents consist of cash in banks, money markets funds, agency securities and treasuries, while short-term investments mainly consist of treasuries, corporate debt securities and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(64,491)	$(38,641)
Net cash used in investing activities	$(483,487)	$(50,000)
Net cash provided by financing activities	$78,538	$32,687
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
Cash used in operating activities during the six months ended July 31, 2022 was $64.5 million, primarily consisting of our net loss of $88.1 million, adjusted for non-cash items of $60.4 million (mainly attributable to stock-based compensation expense of $55.2 million), and net cash outflows of $36.8 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $16.7 million, the increase in deferred contract acquisition costs of $21.2 million, the increase in accounts receivable of $13.6 million, partially offset by the increase in deferred revenue of $17.5 million.
Cash used in operating activities during the six months ended July 31, 2021 was $38.6 million, primarily consisting of our net loss of $69.0 million, adjusted for non-cash items of $33.6 million (including stock-based compensation expense of $8.7 million), and net cash outflows of $3.2 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in costs deferred related to contract acquisition of $15.1 million and the increase in accounts receivable of $7.1 million, partially offset by the increase in deferred revenue of $19.6 million.

Investing Activities
Cash used in investing activities during the six months ended July 31, 2022 was $483.5 million, primarily consisting of $470.6 million in purchases of short-term investments, net of maturities, $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, and $3.2 million in purchases of property and equipment.
Cash used in investing activities during the six months ended July 31, 2021 was $50 million which consisted of purchases of short-term investments.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2022 was $78.5 million, primarily attributable to $57.7 million of contributions received from noncontrolling interests, $11.3 million of proceeds from issuance of common stock upon stock options exercises, and $9.6 million of proceeds from the issuance of common stock under employee stock purchase plan.
Cash provided by financing activities during the six months ended July 31, 2021 was $32.7 million, primarily attributable to $26.5 million of contributions received from noncontrolling interests and $7.7 million of proceeds from the issuance of common stock upon the exercise of stock options.
Contractual Obligations and Commitments
Our contractual commitments relate mainly to third-party non-cancellable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement for an aggregate consideration of $7.4 million and a non-cancelable 3-year software subscription arrangement for an aggregate consideration of $2.3 million.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on April 8, 2022, as well as “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of July 31, 2022 and January 31, 2022, we had $930.2 million and $934.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $648.9 million as of July 31, 2022, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $830.2 million as of January 31, 2022, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital purposes and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 31, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.1 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 8 months as of July 31, 2022.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2022, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
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
While we have designed and implemented new controls to remediate this material weakness, they have not been in operation for a sufficient period of time to demonstrate that the material weakness has been remediated. The material weakness will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time to allow management to conclude that these controls are operating effectively. We will monitor the effectiveness of our remediation plan and steps and will refine the remediation plan as appropriate.
We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Defending such proceedings is costly and can impose a significant burden on management and team members. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
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
We have experienced rapid growth and increased demand for our products. Our total number of Base Customers has grown to 5,864 as of July 31, 2022 from 3,632 as of July 31, 2021. Our team member headcount has also increased significantly, and we expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
Our total revenue for the six months ended July 31, 2022 and 2021 was $188.4 million and $108.1 million, respectively, representing a growth rate of 74%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $192.2 million, $155.1 million and $85.1 million in fiscal 2021, fiscal 2022 and the six months ended July 31, 2022, respectively. As of July 31, 2022, we had an accumulated deficit of approximately $638.5 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The One DevOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The One DevOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
The markets for our services are highly competitive, with limited barriers to entry. Competition presents an ongoing threat to the success of our business. We expect competition in the software business generally, and in each of the ten stages of the software development lifecycle that our product covers, in particular, to continue to increase. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and operating results.
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
Many of our current and potential competitors have greater financial, technical, marketing and other resources and larger customer bases than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established sales and marketing relationships and have access to larger customer bases. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may undercut our pricing policies and allow them to build a larger user base or to monetize that user base more effectively than us. If our competitors’ products, platforms, services or technologies maintain or achieve greater market acceptance than ours, if they are successful in bringing their products or services to market earlier than ours, or if their products, platforms or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price or for free, or may offer a competing product with other services or products that together result in offering the competing product for free. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
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
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to upgrade to our paid offerings, switch to our free product or discontinue using our products. Additionally, in the first quarter of fiscal year 2023, we announced a user limit for our SaaS Free tier, which we anticipate to implement starting in the third quarter of fiscal year 2023. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations, the extent and implementation of which varies depending on the tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
Our future success depends, in part, on our ability to convert users of our free product offering into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free product may decline as a result of, or due to, the limitations on the number of users for a product and limitations on storage and transfers applicable to the free product offering (all of which were announced in the first quarter of fiscal year 2023). As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our last two fiscal quarters as compared to the first two fiscal quarters due to the annual budget approval process of many of our customers, the timing of our customers’ decisions to make a purchase, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation and increased interest rates.
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
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer elements of our services or negotiate for different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization. Changes in product packaging, pricing strategy, or product offerings, or the implementation or execution of the foregoing, may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have discontinued our starter and bronze tier product offerings, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
We are also currently subject to China’s Personal Information Protection Law, or PIPL, which came into effect in November 2021 and which increases the protections of Chinese residents. In particular, the law is intended to protect the rights and interests of individuals, to regulate personal information processing activities, to safeguard the lawful and “orderly flow” of data, and to facilitate reasonable use of personal information. Our failure to comply with the PIPL may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. Also, the Cyberspace Administration of China has begun to develop measures to govern cross-border transfers of personal information, such as security assessments, certifications, and standard contractual clauses, all of which may impact our ability to transact with customers with operations in China. To reduce the impact of PIPL, we are is in the process of transitioning certain users who are resident in China to our JiHu entity.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers' control, such as macroeconomic and general economic conditions, including inflation and increased interest rates. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore and Australia and have team members in over 68 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
•economic and political instability in some countries, including the potential effects of the COVID-19 pandemic and the war in Ukraine;
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
In February 2021, we partnered with two Chinese investment partners to form an independent company called GitLab Information Technology (Hubei) Co., Ltd. (极狐, pinyin: JiHu, pronounced Gee Who) which was formed to specifically serve the Chinese market. This company offers a dedicated distribution of The One DevOps Platform available as both a self-managed and SaaS that will only be available in mainland China, Hong Kong and Macau. The autonomous company has its own governance structure, management team, and business support functions including Engineering, Sales, Marketing, Finance, Legal, Human Relations and Customer Support.
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
Revenue generated is primarily billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our condensed consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
Our fixed-income investment portfolio is subject to fluctuations in fair value due to change in interest rates, which could adversely affect our results of operations due to a rise in interest rates in the future.
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
We could be an emerging growth company for up to five fiscal years following the completion of our initial public offering. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer” under applicable SEC rules, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. Based on our non-affiliate public float as of July 31, 2022, we expect to become a large accelerated filer as of January 31, 2023.
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
As disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is related to us not having properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. As of the end of the quarterly period ending July 31, 2022, this material weakness was not yet remediated.
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
We may in the future need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all. In addition, any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our services to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we need to engage in such additional equity or debt financings, we may not be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be significantly lower than the current price per share of our Class A common stock. The holders of new debt or equity securities may also have rights, preferences, or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge is increased by the global nature of our operations. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes, including payroll, sales, use, value-added, digital services, net worth, property and goods and services taxes, which in turn could adversely affect our financial condition and results of operations. For example, in December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations aimed principally at disallowing foreign tax credits for taxes which are dissimilar to income taxes. These regulations could limit our ability to offset legitimate income-based taxes with U.S. tax credits in the future. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that determine the taxing jurisdiction to which income is sourced. Some of these or other new rules could result in double taxation. Any significant changes to our future effective tax rate could adversely affect our business, financial condition and results of operations.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters, pandemics, such as the COVID-19 pandemic, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, including the war in Ukraine, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. For example, changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, could affect services delivery, delay implementations, and interrupt sales activity for our products. In response to the COVID-19 pandemic, we have shifted certain of our customer events, such as GitLab Contribute, GitLab Commit, GitLab Sales Kick-Off and many field marketing events, to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, team member or industry events in the future. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Moreover, it has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast our operating results. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
Due to an inadvertent administrative error, on May 31, 2022, we privately placed under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) 2,055 shares of our Class A common stock at a price of $33.099 per share to a limited number of foreign participants in our Employee Stock Purchase Plan.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.6†‡	Form of Global Performance Stock Unit Award Agreement					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
† Indicates management contract or compensatory plan.
‡ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
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
Date: September 6, 2022
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: September 6, 2022
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: September 6, 2022
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer