Form 10-Q
period 2022-10-31
Gitlab Inc.
filed 2022-12-06
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 25, 2022, the number of shares of the registrant’s Class A common stock outstanding was 91.2 million and the number of shares of the registrant’s Class B common stock outstanding was 58.5 million.
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

Page
Special Note Regarding Forward-Looking Statements
PART I. Financial Information	5
ITEM 1. Financial Statements (Unaudited)	5
Condensed Consolidated Balance Sheets as of October 31, 2022 and January 31, 2022	5
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2022 and 2021	6
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2022 and 2021	7
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2022 and 2021	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2022 and 2021	10
Notes to Condensed Consolidated Financial Statements	12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	52
ITEM 4. Controls and Procedures	53
PART II. Other Information	55
ITEM 1. Legal Proceedings	55
ITEM 1A. Risk Factors	56
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	96
ITEM 3. Defaults Upon Senior Securities	96
ITEM 4. Mine Safety Disclosures	96
ITEM 5. Other Information	96
ITEM 6. Exhibits	97
Signatures	98

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
•market acceptance of The DevSecOps Platform and our ability to increase adoption of The DevSecOps Platform;
•beliefs and objectives for future operations;
•our ability to further penetrate our existing customer base and attract, retain, and expand our customer base;
•our ability to timely and effectively scale and adapt The DevSecOps Platform;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31, 2022(1)	January 31, 2022(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$372,169	$884,672
Short-term investments	555,583	50,031
Accounts receivable, net of allowance for doubtful accounts of $950 and $1,098 as of October 31, 2022 and January 31, 2022, respectively	97,580	77,233
Deferred contract acquisition costs, current	23,599	24,363
Prepaid expenses and other current assets	20,454	15,544
Total current assets	1,069,385	1,051,843
Property and equipment, net	5,560	3,271
Equity method investment	13,624	—
Goodwill	8,145	8,145
Intangible assets, net	4,484	6,285
Deferred contract acquisition costs, non-current	14,240	14,743
Other long-term assets	4,803	7,151
TOTAL ASSETS	$1,120,241	$1,091,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,233	$4,984
Accrued expenses and other current liabilities	23,753	24,571
Accrued compensation and benefits	16,716	32,820
Deferred revenue, current	217,777	179,224
Total current liabilities	264,479	241,599
Deferred revenue, non-current	28,946	32,568
Other non-current liabilities	12,125	18,002
TOTAL LIABILITIES	305,550	292,169
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of October 31, 2022 and January 31, 2022; no shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of October 31, 2022 and January 31, 2022; 91,151 and 27,141 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of October 31, 2022 and January 31, 2022; 58,503 and 119,747 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,453,349	1,320,479
Accumulated deficit	(686,915)	(553,337)
Accumulated other comprehensive income/(loss)	(2,874)	7,724
Total GitLab stockholders’ equity	763,560	774,866
Noncontrolling interests	51,131	24,403
TOTAL STOCKHOLDERS’ EQUITY	814,691	799,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,120,241	$1,091,438
___________
(1) As of October 31, 2022 and January 31, 2022, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $59.5 million and $17.7 million, respectively, and liabilities of $4.5 million and $3.7 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$98,435	$59,774	$264,294	$156,542
License—self-managed and other	14,546	7,026	37,135	18,315
Total revenue	112,981	66,800	301,429	174,857
Cost of revenue:
Subscription—self-managed and SaaS	11,113	5,608	29,717	16,366
License—self-managed and other	3,451	1,587	7,725	4,446
Total cost of revenue	14,564	7,195	37,442	20,812
Gross profit	98,417	59,605	263,987	154,045
Operating expenses:
Sales and marketing	81,080	50,543	228,479	133,562
Research and development	41,113	24,664	112,463	68,607
General and administrative	33,186	16,939	88,182	40,276
Total operating expenses	155,379	92,146	429,124	242,445
Loss from operations	(56,962)	(32,541)	(165,137)	(88,400)
Interest income	4,657	127	8,247	226
Other income (expense), net	2,661	(10,209)	22,609	(21,252)
Loss before income taxes and loss from equity method investment	(49,644)	(42,623)	(134,281)	(109,426)
Loss from equity method investment, net of tax	(756)	—	(1,775)	—
Provision for (benefit from) income taxes	65	(875)	2,519	1,370
Net loss	$(50,465)	$(41,748)	$(138,575)	$(110,796)
Net loss attributable to noncontrolling interest	(2,010)	(521)	(4,997)	(1,443)
Net loss attributable to GitLab	$(48,455)	$(41,227)	$(133,578)	$(109,353)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.62)	$(0.90)	$(1.89)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	148,883	67,018	147,812	57,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net loss	$(50,465)	$(41,748)	$(138,575)	$(110,796)
Foreign currency translation adjustments	(5,740)	9,768	(9,532)	19,157
Net change in unrealized gains or losses on available-for-sale securities	(4,521)	—	(7,044)	—
Comprehensive loss including noncontrolling interest	$(60,726)	$(31,980)	$(155,151)	$(91,639)
Net loss attributable to noncontrolling interest	(2,010)	(521)	(4,997)	(1,443)
Foreign currency translation adjustments attributable to noncontrolling interest	(3,931)	—	(5,978)	—
Comprehensive loss attributable to noncontrolling interest	(5,941)	(521)	(10,975)	(1,443)
Comprehensive loss attributable to GitLab	$(54,785)	$(31,459)	$(144,176)	$(90,196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended October 31, 2022
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2022	—	$—	83,025	$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320
Conversion of Class B common stock to Class A common stock	—	—	7,810	—	(7,810)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	584	—	6,190	—	—	—	6,190
Repurchases, net of early exercised stock options	—	—	—	—	(17)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	316	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	1,146	—	—	—	1,146
Stock-based compensation expense	—	—	—	—	—	—	31,208	—	—	2,500	33,708
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,330)	(3,931)	(10,261)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	1,314	—	—	2,739	4,053
Net loss	—	—	—	—	—	—	—	(48,455)	—	(2,010)	(50,465)
Balances at October 31, 2022	—	$—	91,151	$—	58,503	$—	$1,453,349	$(686,915)	$(2,874)	$51,131	$814,691

	Three Months Ended October 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2021	79,551	$424,904	1,151	$—	53,893	$—	$200,838	$(466,325)	$(10,526)	$25,528	$(250,485)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder (CEO) upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Issuance of common stock related to vested exercised stock options	—	—	—	—	856	—	4,572	—	—	—	4,572
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	155	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	3,972	—	—	—	3,972
Stock-based compensation expense	—	—	—	—	—	—	8,579	—	—	—	8,579
Other comprehensive income	—	—	—	—	—	—	—	—	9,768	—	9,768
Net loss	—	—	—	—	—	—	—	(41,227)	—	(521)	(41,748)
Balances at October 31, 2021	—	$—	12,591	$—	131,955	$—	$1,292,710	$(507,552)	$(758)	$25,007	$809,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2022	—	$—	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	—	—	63,178	—	(63,178)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,970	—	17,603	—	—	—	17,603
Issuance of common stock under employee stock purchase plan	—	—	289	—	—	—	9,554	—	—	—	9,554
Repurchases, net of early exercised stock options	—	—	—	—	(36)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	543	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	4,106	—	—	—	4,106
Stock-based compensation expense	—	—	—	—	—	—	83,454	—	—	5,472	88,926
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,598)	(5,978)	(16,576)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	18,153	—	—	43,573	61,726
Deconsolidation of Meltano Inc.	—	—	—	—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—	—	—	—	—	—	—	(133,578)	—	(4,997)	(138,575)
Balances at October 31, 2022	—	$—	91,151	$—	58,503	$—	$1,453,349	$(686,915)	$(2,874)	$51,131	$814,691

	Nine Months Ended October 31, 2021
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder (CEO) upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,881	—	8,992	—	—	—	8,992
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	568	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5,425	—	—	—	5,425
Stock-based compensation expense	—	—	—	—	—	—	17,242	—	—	—	17,242
Other comprehensive income	—	—	—	—	—	—	—	—	19,157	—	19,157
Capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	—	—	—	26,450	26,450
Net loss	—	—	—	—	—	—	—	(109,353)	—	(1,443)	(110,796)
Balances at October 31, 2021	—	$—	12,591	$—	131,955	$—	$1,292,710	$(507,552)	$(758)	$25,007	$809,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(138,575)	$(110,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	88,926	17,242
Amortization of intangible assets	1,767	251
Depreciation expense	2,198	—
Amortization of deferred contract acquisition costs	32,693	23,555
Gain from deconsolidation of Meltano Inc.	(17,798)	—
Loss from equity method investment	2,247	—
Net amortization of premiums or discounts on short-term investments	(3,346)	—
Unrealized foreign exchange (gain) loss	(4,081)	19,752
Other non-cash (income) expense	439	(128)
Changes in assets and liabilities:
Accounts receivable	(22,163)	(17,350)
Prepaid expenses and other current assets	(5,320)	(3,373)
Deferred contract acquisition costs	(33,145)	(24,642)
Other long-term assets	2,050	(3,120)
Accounts payable	1,393	1,786
Accrued expenses and other current liabilities	3,249	1,019
Accrued compensation and benefits	(15,150)	3,812
Deferred revenue	40,200	41,469
Other long-term liabilities	(1,272)	1,803
Net cash used in operating activities	(65,688)	(48,720)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(631,951)	(100,031)
Proceeds from maturities of short-term investments	122,701	—
Purchases of property and equipment	(5,018)	—
Deconsolidation of Meltano Inc.	(9,620)	—
Net cash used in investing activities	(523,888)	(100,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	654,552
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	17,454	14,574
Issuance of common stock under employee stock purchase plan	9,554	—
Repurchase of common stock in a tender offer	—	(590)
Contributions received from noncontrolling interests, net of issuance costs	61,726	26,450
Partial settlement of acquisition related contingent cash consideration	(3,137)	—
Payments of deferred offering costs	—	(3,398)
Net cash provided by financing activities	85,597	691,588
Impact of foreign exchange on cash and cash equivalents	(8,524)	(973)
Net increase (decrease) in cash and cash equivalents	(512,503)	541,864
Cash, cash equivalents, and restricted cash at beginning of period	887,172	282,850
Cash, cash equivalents, and restricted cash at end of period	$374,669	$824,714
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$527	$1,111

Cash donations	$—	$1,000
Vesting of early exercised stock options	$4,106	$5,425
Issuance of common stock upon conversion of preferred stock	$—	$424,904
Unpaid deferred offering costs	$—	$1,309
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$372,169	$824,714
Restricted cash, current included in prepaid expenses and other current assets	2,500	—
Total cash, cash equivalents and restricted cash	$374,669	$824,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
GitLab Inc. (the “Company”) began as an open source project in 2011 and was incorporated in Delaware on September 12, 2014. While the Company is headquartered in San Francisco, California, it operates on an all-remote model. The Company is a technology company and its primary offering is “GitLab”, a complete DevSecOps platform delivered as a single application. GitLab is used by a wide range of organizations. The Company also provides related training and professional services. GitLab is offered on both self-managed and software-as-a-service ("SaaS") models. The principal markets for GitLab are currently located in the United States, Europe, and Asia Pacific. The Company is focused on accelerating innovation and broadening the distribution of its platform to companies across the world to help them become better software-led businesses.
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
As of October 31, 2022, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses are recorded as a separate component of other comprehensive loss, net of tax. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the condensed consolidated statements of operations.
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
Stock-Based Compensation
Our PSUs issued to the senior members of the management team are subject to a revenue performance condition and service conditions. The number of PSUs that will ultimately vest will depend on the revenue achieved by the Company in fiscal 2025 relative to the defined target. The fair value of PSUs is measured at the market price of the Company’s Class A common stock on the date of grant and compensation costs related to these awards are recognized on a graded-vesting method over the requisite service period.

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The Company adopted ASU 2019-12 as of February 1, 2022 with no material impact.
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
Subscription—self-managed and SaaS	$98,435	87%	$59,774	89%	$264,294	88%	$156,542	90%
Subscription—self-managed	72,720	64	47,215	70	199,335	66	124,742	72
SaaS	25,715	23	12,559	19	64,959	22	31,800	18
License—self-managed and other	$14,546	13%	$7,026	11%	$37,135	12%	$18,315	10%
License—self-managed	11,860	11	5,314	8	30,646	10	13,757	8
Professional services and other	2,686	2	1,712	3	6,489	2	4,558	2
Total revenue	$112,981	100%	$66,800	100%	$301,429	100%	$174,857	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$94,942	$56,706	$251,339	$147,226
Europe	15,547	9,165	43,285	24,631
Asia Pacific	2,492	929	6,805	3,000
Total revenue	$112,981	$66,800	$301,429	$174,857
During the three and nine months ended October 31, 2022, the United States accounted for 84% and 83% of total revenue, respectively. During the three and nine months ended October 31, 2021, the United States accounted for 85% and 84% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
Deferred Revenue
During the three and nine months ended October 31, 2022, $77.0 million and $141.9 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively. During the three and nine months ended October 31, 2021, $45.0 million and $78.4 million of revenue was recognized from deferred revenue as of the beginning of the period, respectively.
Remaining Performance Obligations
As of October 31, 2022 and January 31, 2022, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $392.7 million and $312.4 million, respectively. As of October 31, 2022, the

Company expects to recognize approximately 71% of the transaction price as product or services revenue over the next 12 months and 92% over the next 24 months.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. At times, cash deposits may be in excess of insured limits. The Company believes that the financial institutions or corporations that hold its cash, cash equivalents, restricted cash, and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company maintains allowances for potential credit losses on accounts receivable when deemed necessary.
The Company uses various distribution channels. As of October 31, 2022, there were three distribution channel entities who individually represented 16%, 11% and 10% of the accounts receivable balance. There was one distribution channel entity whose balance represented 14% of the accounts receivable balance as of January 31, 2022.
4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$279,997	$—	$—	$279,997
Money market funds	71,218	—	—	71,218
U.S. Treasury securities	14,978	—	(1)	14,977
U.S. Agency securities	5,981	—	(4)	5,977
Total cash and cash equivalents	$372,174	$—	$(5)	$372,169
Short-term investments:
Commercial paper	39,112	—	(226)	38,886
Corporate debt securities	49,338	—	(852)	48,486
Municipal bonds	1,981	—	(30)	1,951
Foreign government bonds	2,198	—	(42)	2,156
U.S. Agency securities	36,256	—	(492)	35,764
U.S. Treasury securities	433,737	—	(5,397)	428,340
Total short-term investments	$562,622	$—	$(7,039)	$555,583
As of January 31, 2022, the Company had $884.7 million of cash and cash equivalents, and $50.0 million of short-term investments, comprised of certificates of deposit with a bank with an original maturity of greater than three months at the date of purchase. Such investments were carried at amortized cost, which approximated their fair value and matured during the nine months ended October 31, 2022.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended October 31, 2022, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.

During the three and nine months ended October 31, 2022, the Company recorded $4.7 million and $8.2 million of interest income on cash equivalents and short-term investments, respectively, which includes $2.1 million and $3.3 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2022, respectively. During the three and nine months ended October 31, 2021, the Company recorded $0.1 million and $0.2 million of interest income on cash equivalents and short-term investments, respectively. The Company did not record any amortization of premiums or discounts during the three and nine months ended October 31, 2021.
As of October 31, 2022, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in thousands):

	Carrying Value	Gross Unrealized Losses
October 31, 2022
U.S. Agency securities	$41,741	$(496)
Commercial paper	33,886	(226)
Corporate debt securities	48,486	(852)
Municipal bonds	1,951	(30)
Foreign government bonds	2,156	(42)
U.S. Treasury securities	438,318	(5,398)
Total cash equivalents and short-term investments	$566,538	$(7,044)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	October 31, 2022		January 31, 2022
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$433,053	$428,649	$50,031	$50,031
Due between 1 year to 2 years	129,569	126,934	—	—
Total	$562,622	$555,583	$50,031	$50,031
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
October 31, 2022 (1)
Cash equivalents:
Money market funds	$71,218	$—	$—	$71,218
U.S. Agency securities	—	5,977	—	5,977
U.S. Treasury securities	—	14,977	—	14,977
Short-term investments:
Commercial paper	—	38,886	—	38,886
Corporate debt securities	—	48,486	—	48,486
Municipal bonds	—	1,951	—	1,951
Foreign government bonds	—	2,156	—	2,156
U.S. Agency securities	—	35,764	—	35,764
U.S. Treasury securities	—	428,340	—	428,340
Total	$71,218	$576,537	$—	$647,755
(1) Excludes $280.0 million in cash held in the Company’s bank accounts as of October 31, 2022.

As of October 31, 2022, the Company has $5.1 million of level 3 contingent liability. Refer to “Note 6. Supplemental Financial Statement Information” for further details.
6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Prepaid software subscriptions	$7,028	$3,950
Prepaid advertising costs	737	722
Security and other deposits	1,005	981
Prepaid insurance	76	4,309
Prepaid income taxes	3,893	3,168
Restricted cash(1)	2,500	—
Interest receivable	1,485	49
Prepaid expenses for the Company’s events	1,093	266
Other prepaid expenses	1,818	1,834
Other current assets	819	265
Total prepaid expense and other current assets	$20,454	$15,544
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	October 31, 2022	January 31, 2022
Computer and office equipment	$7,315	$3,049
Leasehold improvements	709	765
Others	259	—
	8,283	3,814
Less: Accumulated depreciation(1)	(2,723)	(543)
Total property and equipment, net(1)	$5,560	$3,271

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $0.9 million and $2.2 million for the three and nine months ended October 31, 2022, respectively, and zero for the respective periods last year.
Other Long-Term Assets
Other assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Security and other deposits	$2,956	$2,832
Restricted cash (1)	—	2,500
Deferred software implementation costs	1,088	969
Other long-term assets	759	850
Total other long-term assets	$4,803	$7,151
(1) Refer to “Note 7. Business Combination”.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued expenses	$10,956	$8,605
Income taxes payable	1,646	319
ESPP employee contributions	4,406	6,557
Indirect taxes payable	1,725	4,044
Acquisition related contingent cash consideration (1)	—	3,029
Acquisition related consideration withheld in escrow (1)	2,500	—
Customer refunds	2,467	2,017
Other current liabilities	53	—
Total accrued expenses and other current liabilities	$23,753	$24,571
(1) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued commissions	$6,841	$8,417
Payroll taxes payable	2,073	14,506
Other accrued team member related payables	7,802	9,897
Total accrued compensation and benefits	$16,716	$32,820

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Early exercised options liability	$2,581	$6,837
Acquisition related contingent cash consideration (1)	5,105	4,929
Acquisition related consideration withheld in escrow (1)	—	2,500
Deferred tax liabilities	1,028	379
Contingent liability for labor matters	2,493	2,573
Long term taxes payable	737	784
Other long-term liabilities	181	—
Total other long-term liabilities	$12,125	$18,002
(1) Refer to “Note 7. Business Combination”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Gain from deconsolidation of Meltano Inc. (1)	$—	$—	$17,798	$—
Foreign exchange gains (losses), net	2,855	(9,831)	5,361	(19,703)
Other expense, net	(194)	(378)	(550)	(1,549)
Total other income (expense), net	$2,661	$(10,209)	$22,609	$(21,252)
(1) Refer to “Note 11. Joint Venture and Equity Method Investment”.
7. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$2,970
Fair value of common stock issued on closing	959
Contingent common stock consideration (classified under additional paid-in capital)	1,754
Contingent cash consideration (paid as of October 31, 2022)	3,007
Contingent cash consideration (classified under other long-term liabilities as of October 31, 2022)	4,893
Total consideration	$13,583
Cash consideration includes $2.5 million held back as partial security for post-closing indemnification claims made within 18 months of the closing date recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of October 31, 2022 and in other long-term liabilities as of January 31, 2022.
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
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration, part of which was previously recorded in accrued expenses and other current liabilities. The difference of $1.1 million between the amount accrued and the amount paid was attributable to the change in fair value of the original measurement and was recorded in general and administrative expenses during the three and nine months ended October 31, 2022.
Accretion expense was $0.1 million and $0.3 million for the three and nine months ended October 31, 2022, respectively. There was no accretion expense for the three and nine months ended October 31, 2021.
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
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of October 31, 2022 and January 31, 2022	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

October 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(1,880)	$4,320	2.1
Developed technology from asset acquisitions (1)	1,249	(1,085)	164	0.5
Total	$7,449	$(2,965)	$4,484

January 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(334)	$5,866	2.8
Developed technology from asset acquisitions (1)	1,402	(983)	419	1.3
Total	$7,602	$(1,317)	$6,285
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $0.6 million and $1.8 million for the three and nine months ended October 31, 2022, respectively, and $0.1 million and $0.3 million for three and nine months ended October 31, 2021, respectively.
As of October 31, 2022, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2023	$591
2024	2,166
2025	1,727
Total future amortization	$4,484
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S.-based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $0.7 million and $2.8 million for the three and nine months ended October 31, 2022, respectively, and $0.5 million and $2.0 million for the three and nine months ended October 31, 2021, respectively.

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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	October 31, 2022	January 31, 2022
Class A and Class B common stock
Options issued and outstanding	13,873	17,146
Shares available for issuance under Equity Incentive Plans	22,068	18,248
RSUs and PSUs issued and outstanding	7,909	3,280
Shares reserved for issuance to charitable organizations	1,636	1,636
2021 ESPP	4,451	3,271
Total	49,937	43,581
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of October 31, 2022 and January 31, 2022, there were 267,804 and 713,967 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $2.6 million and $6.8 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the condensed consolidated balance sheets.
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
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	October 31, 2022	January 31, 2022
Available at beginning of period	18,248	4,796
Awards authorized	7,673	22,532
Options granted	—	(7,936)
RSUs and PSUs granted	(5,613)	(3,290)
RSUs and PSUs cancelled and forfeited	418	10
Options cancelled and forfeited	1,280	2,044
Options repurchased	62	92
Available at end of period	22,068	18,248
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Options granted	—	—
Options exercised	(1,993)	8.99
Options cancelled	(28)	8.78
Options forfeited	(1,252)	13.87
Balances at October 31, 2022	13,873	$12.05	7.17	$505.1
Options vested at October 31, 2022	7,109	$8.80	6.42	$281.9
Options vested and expected to vest at October 31, 2022	13,873	$12.05	7.17	$505.1
No options were granted during the three months ended October 31, 2022 and the weighted-average grant-date fair value per share of options granted was $12.74 for the three months ended October 31, 2021. The aggregate intrinsic value of options exercised during the three months ended October 31, 2022 and 2021 was $26.6 million and $108.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.

No options were granted during the nine months ended October 31, 2022 and the weighted-average grant-date fair value per share of options granted was $10.81 for the nine months ended October 31, 2021. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2022 and 2021 was $86.5 million and $269.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of October 31, 2022 and January 31, 2022, approximately $53.6 million and $80.3 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 2.3 years and 2.7 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s restricted stock units activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2022	272	$82.11
Granted	5,248	53.15
Vested	(558)	56.66
Canceled/forfeited	(371)	56.28
Balances at October 31, 2022	4,591	$54.10
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
As of October 31, 2022 and January 31, 2022, approximately $237.0 million and $21.5 million, respectively, of total unrecognized compensation cost was related to restricted stock units granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.3 years and 3.9 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $1.3 million and $2.0 million of stock-based compensation expense related to PSUs during the three and nine months ended October 31, 2022, respectively. As of October 31, 2022, unrecognized stock-based compensation expense related to these PSUs was $18.0 million to be recognized over a period of 3.1 years.

CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Mr. Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. The Company recorded $0.4 million and $1.2 million of stock-based compensation expense related to the CEO RSUs during the three and nine months ended October 31, 2022, respectively. The Company recorded $0.8 million of stock-based compensation expense related to the CEO RSUs during each of the three and nine months ended October 31, 2021. As of October 31, 2022, unrecognized stock-based compensation expense related to these RSUs was $6.4 million which will be recognized over the remaining derived service period of the respective tranches which ranges from 2 to 7 years.
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
If the closing price of the Company’s Class A common stock on the first day of the current offering period is higher than the price on the last day of any applicable purchase period, the ESPP requires the price to be reset based on the lower fair market value and the offering period to be rolled over for a new period of 24 months. This reset and rollover was triggered on the May 31, 2022 purchase date. The original offering period commencing on the IPO date through November 30, 2023 was modified to a new offering period commencing June 1, 2022 through May 31, 2024 and the ESPP price was reset based on the closing price of the Company’s Class A common stock on May 31, 2022. In accordance with ASC 718, Stock-Based Compensation, the modification in respect of the reset of the ESPP price and rollover resulted in an incremental charge of stock-based compensation expense of $1.0 million and $1.7 million during the three and nine months ended October 31, 2022, respectively. The remaining modification charge of $7.7 million will be recognized over the new offering period.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Nine Months Ended October 31,
2022
Risk-free interest rate	1.62% - 2.63%
Volatility	44.95% - 52.76%
Expected term (in years)	0.5 - 2.0
Dividend yield	—%
The Company recorded $5.3 million and $19.4 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2022, respectively. As of October 31, 2022, approximately $24.9 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
In May 2022, the Company issued 0.3 million shares of Class A common stock to team members through the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$1,248	$331	$3,623	$722
Research and development	10,030	2,147	26,405	4,653
Sales and marketing	12,905	2,562	34,807	5,688
General and administrative	9,525	3,539	24,091	6,179
Total stock-based compensation expense (1)	$33,708	$8,579	$88,926	$17,242
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $2.6 million and $5.8 million for the three and nine months ended October 31, 2022, respectively, and not material for the three and nine months ended October 31, 2021.
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
On March 29, 2022, JiHu closed its Series A-1 round of common stock financing where investors contributed $27.7 million, net of issuance costs. On July 1, 2022, JiHu closed its Series A-2 round of common stock financing where investors contributed $22.8 million, net of issuance costs. On September 7, 2022, JiHu closed its Series A-3 round of financing with an external investor who contributed $4.1 million, net of issuance costs. The Company accounted for these funding events as equity transactions with the carrying amount of the non-controlling interest adjusted to reflect the change in the ownership interest in JiHu, and the difference was recognized in the Company’s additional paid-in capital. Subsequent to the closing of the rounds, the Company retains control over JiHu with its equity stake reduced from 72% to 55%.
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
During the nine months ended October 31, 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. During the three and nine months ended October 31, 2022, the Company recognized $2.5 million and $5.5 million stock-based compensation expense related to JiHu ESOP, respectively. As of October 31, 2022, approximately $15.8 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.5 years. The Company considers the RSUs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Revenue	$1,275	$265	$3,388	$297
Cost of revenue	481	243	1,193	604
Gross profit (loss)	794	22	2,195	(307)
Operating expenses:
Sales and marketing	1,999	780	5,251	1,630
Research and development	1,898	499	4,735	1,376
General and administrative	3,070	621	7,363	1,984
Total operating expenses	6,967	1,900	17,349	4,990
Loss from operations	(6,173)	(1,878)	(15,154)	(5,297)
Interest income	193	—	403	—
Other income, net	1,452	7	2,464	8
Net loss before income taxes	(4,528)	(1,871)	(12,287)	(5,289)
Net loss	$(4,528)	$(1,871)	$(12,287)	$(5,289)

Net loss attributable to noncontrolling interest	$(2,010)	$(521)	$(4,997)	$(1,443)

	October 31, 2022	January 31, 2022

Cash and cash equivalents	$55,573	$14,198
Property and equipment, net	964	769
Other assets	2,965	2,765
Total assets	$59,502	$17,732

Total liabilities	$4,527	$3,663
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

The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Meltano of $11.3 million, recognition of retained interest at fair value of $15.9 million, and a gain of $17.8 million recorded in other income (expense), net during the nine months ended October 31, 2022. The fair value of retained interest was determined using Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock. As of the date of the loss of control, the basis difference between the fair value of investment in Meltano and the Company’s share in the net assets of Meltano was attributed to equity method goodwill.
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $13.6 million in “equity method investment” on its condensed consolidated balance sheet as of October 31, 2022. During the three and nine months ended October 31, 2022, the Company recognized a loss from equity method investment of $0.8 million and $1.8 million, net of tax on the condensed consolidated statements of operations, respectively.
As of October 31, 2022, the Company owns 97% of the common stock in Meltano. As of October 31, 2022, Meltano has 2.9 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 49% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
12. Income Taxes
For the three and nine months ended October 31, 2022, the Company recorded income tax expense of $0.1 million and $2.5 million on pretax losses of $49.6 million and $134.3 million, respectively. The income tax expense for the three and nine months ended October 31, 2022 was primarily due to the Company's foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
For the three and nine months ended October 31, 2021, the Company recorded income tax benefit of $0.9 million and income tax expense of $1.4 million on pretax losses of $42.6 million and $109.4 million, respectively. The income tax benefit for the three months ended October 31, 2021 was primarily related to an increase in domestic losses from operations. The income tax expense for the nine months ended October 31, 2021 was primarily related to tax liability from the Company's foreign and domestic operations.
The increase in income tax expense for the three months ended October 31, 2022 as compared to the prior year is largely attributable to increased profit from domestic and certain foreign operations. The increase in income tax expense for the nine months ended October 31, 2022 as compared to the prior year is largely attributable to a deferred tax expense from the Company's equity investment in Meltano.
The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and the tax effect of discrete items occurring during the period. The tax provision for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
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

As of October 31, 2022, unrecognized tax benefits approximated $5.6 million, of which $0.8 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended October 31, 2022 and 2021, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.2 million as of October 31, 2022 and $0.1 million as of January 31, 2022.
As of October 31, 2022, the Company’s U.S. federal 2017 through 2021 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to GitLab	$(48,455)	$(41,227)	$(133,578)	$(109,353)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	148,883	67,018	147,812	57,789

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.62)	$(0.90)	$(1.89)
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

	October 31, 2022	January 31, 2022

Shares subject to outstanding common stock options	13,873	17,146
Unvested RSUs in connection with business combination	15	16
Unvested early exercised stock options	268	714
Unvested RSUs and PSUs	7,909	3,264
Shares subject to the 2021 ESPP	135	256
Total	22,200	21,396
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s contractual commitments relate mainly to third-party non-cancellable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement for an aggregate consideration of $7.4 million, a non-cancelable 3-year software subscription arrangement for an aggregate consideration of $2.3 million. See “Note 14. Commitments and Contingencies” in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2022 for further information.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. If applicable, the Company accrues receivables for probable insurance or other third-party recoveries. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of October 31, 2022 and January 31, 2022, the estimated liability relating to these matters was $2.5 million and $2.6 million, respectively.
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
Overview
We believe in an innovative world powered by software. To realize this vision, we pioneered The DevSecOps Platform, our fundamentally new approach to DevSecOps consisting of a single codebase and interface with a unified data model. The DevSecOps Platform allows everyone to contribute to build better software rapidly, efficiently, and securely.
Today, every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at building and delivering software.
GitLab is The DevSecOps Platform, a single application that brings together development, security, operations, IT, and business teams to deliver desired business outcomes. Having all teams on a single application with a single interface represents a step function change in how organizations plan, build, secure, and deliver software.
The DevSecOps Platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. The DevSecOps Platform also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
The DevSecOps Platform is available to any company, regardless of the size, scope, and complexity of their deployment. As a result, we have a large number of customers on paid trials or with single-digit users. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR. Our company exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with intentional transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making information public, we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service, or SaaS offering. For our self-managed offering, the customer installs The DevSecOps Platform in their own private or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in the public cloud or in a private cloud based on the customer’s preference.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform on the 22nd of every month and, as of October 31, 2022, had done so for the last 133 months. We intend to continue releasing new software at this cadence.
We also intend to continue investing in research and development to further enhance The DevSecOps Platform and sustain our innovation and technology leadership. We have a history of investing in our open source community and intend to continue to leverage our open core software to accelerate innovation. We also intend to continue to add headcount to our research and development team and support functions to extend the functionality and range of The DevSecOps Platform by bringing new and improved products and services to our customers.
We expect our research and development expenses to increase on an absolute basis in future periods. We foresee that such investment in research and development will contribute to our long-term growth, but will also negatively impact our short-term profitability. As engaged members of the GitLab open-source community, our contributors often serve as subject matter experts at market-leading developer events and The DevSecOps Platform is presented on the cutting edge of innovation. We intend to continue to invest in building out this community to foster more contributions and collaboration in the space. Our open source community, in turn, accelerates our ability to innovate and provide a better platform to our customers. We intend to expend additional resources in the future to continue enhancing The DevSecOps Platform and introducing new products, features and functionality.
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate

The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 6,469 as of October 31, 2022 from 4,057 as of October 31, 2021, an increase of 59%, our $100,000 ARR customers increased to 638 as of October 31, 2022 from 427 as of October 31, 2021, an increase of 49%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The DevSecOps Platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both in the United States and internationally. We believe that our estimated 30 million registered users, which includes users of our free tier offering, provides a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers. While we cannot predict customer adoption rates and demand, the future growth rate and size of the market for DevOps platforms, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree and speed with which organizations adopt The DevSecOps Platform.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of October 31, 2022 and 2021, our Dollar-Based Net Retention Rate were above 130%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expansion of The DevSecOps Platform with Base Customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The DevSecOps Platform by additional users within their organizations, and upgrading customers to higher-priced tiers. Ultimately, our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The DevSecOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
Partnerships, Alliances, Channels, and Integrations
We believe that our further growth depends in part on our ability to build and maintain successful partnerships, alliances, channels and integrations. We are continuously investing in developing a strong ecosystem and partner network, comprised of cloud and technology partners, resellers, and system integrators, as a way to expand our go-to-market strategy. We plan to continue investing in and developing these relationships to broaden our distribution footprint and drive greater awareness of our brand and The DevSecOps Platform. We believe that these partnerships will extend our sales reach and provide product and technology integrations that will accelerate implementation of The DevSecOps Platform in the United States and internationally, although investing in these relationships can be time consuming and costly. While expending resources in developing these partnerships and alliances may adversely impact our short-term profitability, we believe these investments will lead to longer term growth for the business as a whole.

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
Dollar-Based Net Retention Rate and ARR
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-Based Net Retention Rate measures the percentage change in our ARR derived from our customer base at a point in time. Our calculation of ARR and by extension Dollar-Based Net Retention Rate, includes both self-managed and SaaS subscription revenue. We report Dollar-Based Net Retention Rate on a threshold basis of 130% each quarter, and provide a tighter threshold as of each fiscal year end.
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
Customers with ARR of $100,000 or More
We believe that our ability to increase the number of $100,000 ARR customers is an indicator of our market penetration and strategic demand for The DevSecOps Platform. A single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR. We do not count our reseller or distributor channel partners as customers. In cases where customers subscribe to The DevSecOps Platform through our channel partners, each end customer is counted separately.

	As of October 31,
	2022	2021
$100,000 ARR customers	638	427

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
Other revenue consists of professional services revenue which is primarily derived from fixed fee offerings which are subject to customer acceptance. Given our limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% of our total revenue for each of the three and nine months ended October 31, 2022. Revenue from professional services accounted for 3% and 2% of our total revenue for the three and nine months ended October 31, 2021, respectively.
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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our hosting expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. Costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including contractors, as well as third-party cloud infrastructure expenses to support our internal development efforts, allocated overhead associated with developing new features or enhancing existing features, and software and subscription services. Costs related to research and development are expensed as incurred.
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
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription—self-managed and SaaS	$98,435	$59,774	$264,294	$156,542
License—self-managed and other	14,546	7,026	37,135	18,315
Total revenue	112,981	66,800	301,429	174,857
Cost of revenue:(1)
Subscription—self-managed and SaaS	11,113	5,608	29,717	16,366
License—self-managed and other	3,451	1,587	7,725	4,446
Total cost of revenue	14,564	7,195	37,442	20,812
Gross profit	98,417	59,605	263,987	154,045
Operating expenses:
Sales and marketing(1)	81,080	50,543	228,479	133,562
Research and development(1)	41,113	24,664	112,463	68,607
General and administrative(1)	33,186	16,939	88,182	40,276
Total operating expenses	155,379	92,146	429,124	242,445
Loss from operations	(56,962)	(32,541)	(165,137)	(88,400)
Interest income	4,657	127	8,247	226
Other income (expense), net(2)	2,661	(10,209)	22,609	(21,252)
Loss before income taxes and loss from equity method investment	(49,644)	(42,623)	(134,281)	(109,426)
Loss from equity method investment, net of tax	(756)	—	(1,775)	—
Provision for (benefit from) income taxes	65	(875)	2,519	1,370
Net loss	$(50,465)	$(41,748)	$(138,575)	$(110,796)
Net loss attributable to noncontrolling interest(3)	(2,010)	(521)	(4,997)	(1,443)
Net loss attributable to GitLab	$(48,455)	$(41,227)	$(133,578)	$(109,353)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$1,248	$331	$3,623	$722
Research and development	10,030	2,147	26,405	4,653
Sales and marketing	12,905	2,562	34,807	5,688
General and administrative	9,525	3,539	24,091	6,179
Total stock-based compensation expense	$33,708	$8,579	$88,926	$17,242

(2)Includes $17.8 million gain for the nine months ended October 31, 2022 from a deconsolidation of a majority owned subsidiary in April 2022. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	13	11	12	12
Gross profit	87	89	88	88
Operating expenses:
Sales and marketing	72	76	76	76
Research and development	36	37	37	39
General and administrative	29	25	29	23
Total operating expenses	138	138	142	139
Loss from operations	(50)	(49)	(55)	(51)
Interest income	4	—	3	—
Other income (expense), net	2	(15)	8	(12)
Loss before income taxes and loss from equity method investment	(44)	(64)	(45)	(63)
Loss from equity method investment, net of tax	(1)	—	(1)	—
Provision for (benefit from) income taxes	—	(1)	1	1
Net loss	(45)%	(62)%	(46)%	(63)%
Net loss attributable to noncontrolling interest	(2)%	(1)%	(2)%	(1)%
Net loss attributable to GitLab	(43)%	(62)%	(44)%	(63)%

Comparison of the Three and Nine Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$98,435	$59,774	$38,661	65%	$264,294	$156,542	$107,752	69%
License—self-managed and other	14,546	7,026	7,520	107	37,135	18,315	18,820	103
Total revenue	$112,981	$66,800	$46,181	69%	$301,429	$174,857	$126,572	72%
Revenue increased $46.2 million, or 69%, to $113.0 million for the three months ended October 31, 2022 from $66.8 million for the three months ended October 31, 2021. Revenue increased $126.6 million, or 72%, to $301.4 million for the nine months ended October 31, 2022 from $174.9 million for the nine months ended October 31, 2021. The increases in both the three and nine months ended October 31, 2022 were primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of October 31, 2022 and 2021, our expansion is reflected by our Dollar-Based Net Retention Rate being above 130%. We had 638 customers with ARR over $100,000 as of October 31, 2022, increasing from 427 customers with ARR over $100,000 as of October 31, 2021.
Revenue attributed to our variable interest entity, JiHu, was $1.3 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively, and $3.4 million and $0.3 million for the nine months ended October 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$14,564	$7,195	$7,369	102%	$37,442	$20,812	$16,630	80%
Gross profit	98,417	59,605	38,812	65	263,987	154,045	109,942	71
Gross margin	87%	89%			88%	88%
Cost of revenue increased by $7.4 million, to $14.6 million for the three months ended October 31, 2022 from $7.2 million for the three months ended October 31, 2021, primarily due to an increase of $2.1 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $2.6 million in third-party hosting costs, $0.9 million in consulting expenses, and $0.5 million in amortization of intangible assets. Gross margin decreased by 2% to 87% for the three months ended October 31, 2022 from 89% for the three months ended October 31, 2021.

Cost of revenue increased by $16.6 million, to $37.4 million for the nine months ended October 31, 2022 from $20.8 million for the nine months ended October 31, 2021, primarily due to an increase of $6.2 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $2.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $5.8 million in third-party hosting costs, $1.5 million in amortization of intangible assets, and $1.4 million in consulting expenses. Gross margin remained at 88% for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million and $0.2 million for the three months ended October 31, 2022 and 2021, respectively, and $1.2 million and $0.6 million for the nine months ended October 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$81,080	$50,543	$30,537	60%	$228,479	$133,562	$94,917	71%
Sales and marketing expenses increased by $30.5 million, to $81.1 million for the three months ended October 31, 2022 from $50.5 million for the three months ended October 31, 2021, primarily due to an increase of $24.6 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $10.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.0 million in marketing events and brand-related expenses, an increase of $0.9 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, to increase our sales capacity, and to acquire more customers.
Sales and marketing expenses increased by $94.9 million, to $228.5 million for the nine months ended October 31, 2022 from $133.6 million for the nine months ended October 31, 2021, primarily due to an increase of $72.7 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $29.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $5.5 million in marketing events and brand-related expenses, an increase of $3.9 million in hosting expenses, an increase of $3.0 million in software and consulting expenses as a result of our investment activities to increase the effectiveness of our sales motions, to increase our sales capacity, and to acquire more customers.
Sales and marketing expenses attributed to our variable interest entity, JiHu, was $2.0 million and $0.8 million, for the three months ended October 31, 2022 and 2021, respectively, and $5.3 million and $1.6 million for the nine months ended October 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$41,113	$24,664	$16,449	67%	$112,463	$68,607	$43,856	64%
Research and development expenses increased by $16.4 million, to $41.1 million for the three months ended October 31, 2022 from $24.7 million for the three months ended October 31, 2021, primarily due to an increase of $14.1 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $7.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.1 million in hosting expenses.
Research and development expenses increased by $43.9 million, to $112.5 million for the nine months ended October 31, 2022 from $68.6 million for the nine months ended October 31, 2021, primarily due to an increase of $40.4 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $21.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.4 million in hosting expenses.
Research and development expenses attributed to our variable interest entity, JiHu, was $1.9 million and $0.5 million for the three months ended October 31, 2022 and 2021, respectively, and $4.7 million and $1.4 million for the nine months ended October 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$33,186	$16,939	$16,247	96%	$88,182	$40,276	$47,906	119%
General and administrative expenses increased by $16.2 million, to $33.2 million for the three months ended October 31, 2022 from $16.9 million for the three months ended October 31, 2021, primarily due to an increase of $10.6 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $6.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $2.0 million in consulting and software expenses to support our growth and an increase of $1.0 million in insurance expenses due to becoming a publicly traded company. For the three months ended October 31, 2022, we also recorded $1.1 million in loss attributable to the fair value remeasurement of acquisition related contingent consideration and $1.0 million of termination fees related to a company-wide event cancelled due to the COVID-19 pandemic.

General and administrative expenses increased by $47.9 million, to $88.2 million for the nine months ended October 31, 2022 from $40.3 million for the nine months ended October 31, 2021, primarily due to an increase of $34.1 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $17.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $4.7 million in consulting and software expenses to support our growth and an increase of $3.9 million in insurance expenses due to becoming a publicly traded company. For the nine months ended October 31, 2022, we also recorded $3.3 million of termination fees related to company-wide events cancelled due to the COVID-19 pandemic and $1.1 million in loss attributable to the fair value remeasurement of acquisition related contingent consideration.
General and administrative expenses attributed to our variable interest entity, JiHu, was $3.1 million and $0.6 million for the three months ended October 31, 2022 and 2021, respectively, and $7.4 million and $2.0 million for the nine months ended October 31, 2022 and 2021, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,248	$331	$917	277%	$3,623	$722	$2,901	402%
Research and development	10,030	2,147	7,883	367	26,405	4,653	21,752	467
Sales and marketing	12,905	2,562	10,343	404	34,807	5,688	29,119	512
General and administrative	9,525	3,539	5,986	169	24,091	6,179	17,912	290
Total stock-based compensation expense	$33,708	$8,579	$25,129	293%	$88,926	$17,242	$71,684	416%
Stock-based compensation expense increased by $25.1 million, to $33.7 million for the three months ended October 31, 2022 from $8.6 million for the three months ended October 31, 2021, primarily due to a $17.5 million expense from RSUs we started granting in December 2021 and $5.3 million expense from ESPP introduced in November 2021. Stock-based compensation expense for the three months ended October 31, 2022 also includes $2.5 million attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-based compensation expense increased by $71.7 million, to $88.9 million for the nine months ended October 31, 2022 from $17.2 million for the nine months ended October 31, 2021, primarily due to a $41.8 million expense from RSUs we started granting in December 2021 and $19.4 million expense from ESPP introduced in November 2021. Stock-based compensation expense for the nine months ended October 31, 2022 also includes $5.5 million attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income, and Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$4,657	$127	$4,530	3567%	$8,247	$226	$8,021	3549%

Gain from deconsolidation of Meltano Inc.	$—	$—	$—	—%	$17,798	$—	$17,798	100%
Foreign exchange gains (losses), net	2,855	(9,831)	12,686	(129)	5,361	(19,703)	25,064	(127)
Other expense, net	(194)	(378)	184	(49)	(550)	(1,549)	999	(64)
Total other income (expense), net	$2,661	$(10,209)	$12,870	(126)%	$22,609	$(21,252)	$43,861	(206)%
For the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our IPO into marketable securities in fiscal year 2023 as well as higher interest rates during the three and nine months ended October 31, 2022 compared to the same period last year.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the deconsolidation and the fair valuation of our retained interest in Meltano. The remaining change in other income (expense), net is mainly due to strengthening of the U.S dollar.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$(756)	$—	$(756)	100%	$(1,775)	$—	$(1,775)	100%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano, we account for Meltano investment under the equity method.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$65	$(875)	$940	(107)%	$2,519	$1,370	$1,149	84%
Effective tax rate	(0.1)%	2.1%	(2.2)%		(1.9)%	(1.3)%	(0.6)%
Our effective tax rate decreased by approximately 2.2% during the three months ended October 31, 2022 as compared to the same period last year. The lower effective tax rate was primarily due to our foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
Our effective tax rate increased by approximately 0.6% during the nine months ended October 31, 2022 as compared to the same period last year. The higher effective tax rate was primarily due to an increase in losses from operations as compared to the same period last year, for which a benefit is not derived due to the existence of a valuation allowance on our deferred tax assets, as well as the recognition of a deferred tax liability relating to the unrealized gain on the on deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of our equity method investment.
Our effective tax rate for the three and nine months ended October 31, 2022 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the change in valuation allowance associated with the net operating losses generated during the year.
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
Under the provisions of ASC 740, Income Taxes, the determination of our ability to recognize our deferred tax assets requires an assessment of both negative and positive evidence when determining our ability to recognize deferred tax assets. We determined that it was not more likely than not that we could recognize certain deferred tax assets. Evidence we evaluated included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of October 31, 2022, unrecognized tax benefits were $5.6 million, of which $0.8 million would affect the effective tax rate if recognized. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended October 31, 2022 and 2021, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.2 million and $0.1 million as of October 31, 2022 and January 31, 2022, respectively.

As of October 31, 2022, the statutes for our U.S. federal 2017 through 2021 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for tax years 2015 and 2016. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities and payments received from our customers.
As of October 31, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $927.8 million and $934.7 million, respectively, which were held for working capital purposes and strategic investment purposes. As of October 31, 2022, cash and cash equivalents consist of cash in banks, money markets funds, agency securities and treasuries, while short-term investments mainly consist of treasuries, corporate debt securities and commercial paper.
We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to procure third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The DevSecOps Platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(65,688)	$(48,720)
Net cash used in investing activities	$(523,888)	$(100,031)
Net cash provided by financing activities	$85,597	$691,588
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated negative cash flows from operating activities and have supplemented working capital through net proceeds from the issuance of equity securities.

Cash used in operating activities during the nine months ended October 31, 2022 was $65.7 million, primarily consisting of our net loss of $138.6 million, adjusted for non-cash items of $103.0 million (mainly attributable to stock-based compensation expense of $88.9 million), and net cash outflows of $30.2 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $15.2 million, the increase in deferred contract acquisition costs of $33.1 million, the increase in accounts receivable of $22.2 million, partially offset by the increase in deferred revenue of $40.2 million.
Cash used in operating activities during the nine months ended October 31, 2021 was $48.7 million, primarily consisting of our net loss of $110.8 million, adjusted for non-cash items of $60.7 million (including stock-based compensation expense of $17.2 million, amortization of deferred contract acquisition costs of $23.6 million, and unrealized foreign exchange loss of $19.8 million) and net cash inflows of $1.4 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in costs deferred related to contract acquisition of $24.6 million and the increase in accounts receivable of $17.4 million, offset by the increase in deferred revenue of $41.5 million.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2022 was $523.9 million, primarily consisting of $509.3 million in purchases of short-term investments, net of maturities, $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, and $5.0 million in purchases of property and equipment.
Cash used in investing activities during the nine months ended October 31, 2021 was $100.0 million, consisting of purchases of short-term investments.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2022 was $85.6 million, primarily attributable to $61.7 million of contributions received from noncontrolling interests, $17.5 million of proceeds from the issuance of common stock upon stock options exercises, and $9.6 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by the partial settlement of acquisition related contingent consideration of $3.1 million.
Cash provided by financing activities during the nine months ended October 31, 2021 was $691.6 million, primarily attributable to $654.6 million in proceeds from the initial public offering, net of underwriting discounts, $26.5 million of contributions received from noncontrolling interests and $14.6 million of proceeds from the issuance of common stock upon stock options exercises.
Contractual Obligations and Commitments
Our contractual commitments relate mainly to third-party non-cancellable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business. There have been no material changes to the contractual obligations with a term of 12 months or longer since the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, except for a non-cancelable 3-year hosting infrastructure arrangement for an aggregate consideration of $7.4 million, and a non-cancelable 3-year software subscription arrangement for an aggregate consideration of $2.3 million.
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
Interest Rate Risk
As of October 31, 2022 and January 31, 2022, we had $927.8 million and $934.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $647.8 million as of October 31, 2022, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $830.2 million as of January 31, 2022, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital purposes and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 31, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $3.8 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of October 31, 2022.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of October 31, 2022, we have $57.4 million of cash and cash equivalents denominated in currencies other than the U.S. dollar, predominantly Chinese yuan for our variable interest entity, JiHu. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of October 31, 2022, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2022, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products. Our total number of Base Customers has grown to 6,469 as of October 31, 2022 from 4,057 as of October 31, 2021. Our team member headcount has also increased significantly, and we expect to continue to grow our headcount over the next year. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
Our total revenue for the nine months ended October 31, 2022 and 2021 was $301.4 million and $174.9 million, respectively, representing a growth rate of 72%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
Further, in future periods, our revenue could decline or our revenue growth rate could slow. Many factors may contribute to this decline, including changes to technology, increased competition, slowing demand for The DevSecOps Platform, the maturation of our business, a failure by us to continue capitalizing on growth opportunities, our failure, for any reason, to continue to take advantage of growth opportunities and a global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected.

In addition, we expect to continue to expend substantial financial and other resources on:
•expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption of The DevSecOps Platform;
•product development, including investments in our product development team and the development of new features and functionality for The DevSecOps Platform;
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
We have incurred losses in each year since our inception, including net losses of approximately $192.2 million, $155.1 million and $133.6 million in fiscal 2021, fiscal 2022 and the nine months ended October 31, 2022, respectively. As of October 31, 2022, we had an accumulated deficit of approximately $686.9 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•the ability of our products or of those of our competitors to deliver the positive business outcomes prioritized and valued by our customers and prospects;
•our ability to price our products competitively, including our ability to transition users of our free product offering to a paid version of The DevSecOps Platform;
•the amount and quality of communications, postings, and sharing by our users on public forums, which can promote improvements on The DevSecOps Platform but may also lead to disclosure of commercially sensitive details;
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, the COVID-19 pandemic, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is extremely satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. The model is based on the assumption that we will convert non-paying users to paying users. We have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
It could also become increasingly difficult to predict revenue and timing of collections as our mix of annual, multi-year and other types of transactions changes as a result of our expansion into cloud-based offerings. Our failure to execute on our revenue projections could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.
Our future success also depends in part on our ability to sell more subscriptions and additional services to our current customers. Even if customers choose to renew their current subscriptions with us, they may decline to purchase additional services or they may choose to downtier or otherwise decrease the number of seats in their subscription. If our customers do not purchase additional subscriptions and services from us, our revenue may decline and our operating results may be harmed. Paying customers may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of product outages, our product uptime or latency, their satisfaction with the speed of delivering new features, the pricing of our, or competing, services, and the impact of macroeconomic conditions on our customers and their corporate spending. We have limited historical data with respect to rates of paying customers buying more seats, uptiering, downtiering and churning, so we may not accurately predict future customer trends.
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
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, in the first quarter of fiscal year 2023, we announced a user limit for our SaaS Free tier, which has not yet been implemented. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations, the extent and implementation of which varies depending on the tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•the cost to develop and upgrade The DevSecOps Platform to incorporate new technologies; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
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
We have experienced a period of rapid growth in our headcount and operations. We anticipate that we will continue to expand our headcount and operations in the near term. This growth has placed, and future growth will place, a significant strain on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and talent, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue at its current pace, if at all. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation and rising interest rates.
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
As a result of our transparency, our competitors and other outside parties may have access to certain information that is often kept confidential or internal at other companies through our Handbook, our team members’ open and public use of The DevSecOps Platform to run our business, and other avenues of communication we commonly use. The public availability of this information may allow our competitors to take advantage of certain of our innovations, and may allow parties to take other actions, including litigation, that may have an adverse impact on our operating results or cause reputational harm, which in turn may have a negative economic impact.
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
The DevSecOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal information, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal information, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The DevSecOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from cyber-attacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal information, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation will be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to The DevSecOps Platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify The DevSecOps Platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners, our customers or our customers’ end-users was disrupted, we could incur significant liability, or The DevSecOps Platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber-attack that impacts our ability to operate The DevSecOps Platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, while we maintain cyber insurance that may provide coverage for these types of incidents, such coverage may not be adequate to cover the costs and other liabilities related to these incidents. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand The DevSecOps Platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and confidential data.
We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source code in our products.
The DevSecOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us more vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
Customers may choose to stay on our free product offering instead of converting into a paying customer.
Our future success depends, in part, on our ability to convert users of our free product offering into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free product may decline as a result of, or due to, the limitations on the number of users for a product and limitations on storage and transfers applicable to the free product offering (all of which were announced in the first quarter of fiscal year 2023 and are not yet implemented). As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute The DevSecOps Platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute The DevSecOps Platform. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
In our development process we rely upon numerous open core software programs which are outside of our direct control. Members of corresponding leadership committees and core teams, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of these open source technologies. If the project committees and contributors fail to adequately further develop and enhance open source technologies, or if the leadership committees fail to oversee and guide the evolution of the open source technologies in the manner that we believe is appropriate to maximize the market potential of our offerings, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our offerings. We also must devote adequate resources to our own internal contributors to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies will be available from reliable alternative sources. In either event, our development expenses could be increased, and our technology release and upgrade schedules could be delayed. Delays in developing, completing, or delivering new or enhanced offerings could cause our offerings to be less competitive, impair customer acceptance of our offerings and result in delayed or reduced revenue for our offerings.
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
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, governmental or regulatory bodies, or third parties who use The DevSecOps Platform. The various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or damages, injunctive relief, and/or attorneys’ fees. It is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business.
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
The application of federal, state, local, and international tax laws to services provided electronically is evolving. New sales, use, value-added tax, digital service or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. Moreover, we are subject to the examination of our sales, use, and value-added tax returns by U.S. state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of these examinations will not have an adverse effect on our financial position and results of operations.
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
We are also currently subject to China’s Personal Information Protection Law, or PIPL, which came into effect in November 2021 and which increases the protections of Chinese residents. In particular, the law is intended to protect the rights and interests of individuals, to regulate personal information processing activities, to safeguard the lawful and “orderly flow” of data, and to facilitate reasonable use of personal information. Our failure to comply with the PIPL may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. Also, the Cyberspace Administration of China has begun to develop measures to govern cross-border transfers of personal information, such as security assessments, certifications, and standard contractual clauses, all of which may impact our ability to transact with customers with operations in China. To reduce the impact of PIPL, we are in the process of transitioning certain users who are resident in China to our JiHu entity.
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
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and collectively, Trade Controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. For example, the recent Trade Controls targeting Russia and Belarus, impose a license requirement for the export of our product to those countries and have sanctioned various entities and individuals located there. Those Trade Controls, which are unprecedented and expansive, continue to evolve and further restrict our ability to do business in that region. Processing payments from those customers, even when legally permissible, has become very difficult, in part because most U.S. and E.U. banks are unwilling to facilitate those transactions. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
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
Our success depends on our ability to provide users of our products and services with access to an abundance of useful, efficient, high-quality code which in turn depends on the quality and volume of code contributed by our open source contributors.
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is one of the main reasons users visit GitLab. In furtherance of the foregoing competitive advantages and access, we seek to foster a broad and engaged contributor community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If contributors, including influential contributors, do not continue to contribute code, our customer base and contributor engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The DevSecOps Platform, the size of our customer base and contributor engagement may decline. If there is a decline in the number of contributors, customer or contributor growth rate or engagement, including as a result of the loss of influential contributors and companies who provide innovative code on GitLab, paying customers of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
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
In the locations where we directly hire our team members into one of our entities, we must ensure that we are compliant with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize PEOs, we contract with the PEO for it to serve as “Employer of Record” for those team members engaged through the PEO in each applicable location. Under this model, team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations. We also issue equity to a substantial portion of our team members, including team members engaged through PEOs and to independent contractors, and must ensure we remain compliant with securities laws of the applicable jurisdiction where such team members are located.
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
Our ability to increase our customer base and achieve broader market adoption of The DevSecOps Platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We plan to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
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
In February 2021, we partnered with two Chinese investment partners to form an independent company called GitLab Information Technology (Hubei) Co., Ltd. (极狐, pinyin: JiHu, pronounced Gee Who) which was formed to specifically serve the Chinese market. This company offers a dedicated distribution of The DevSecOps Platform available as both a self-managed and SaaS that is only available in mainland China, Hong Kong and Macau. The autonomous company has its own governance structure, management team, and business support functions including Engineering, Sales, Marketing, Finance, Legal, Human Relations and Customer Support.

Our participation in this joint venture in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements, including China’s adoption of the Personal Information Protection Law, or PIPL, which went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.
We face additional risks in China due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in China. Unauthorized use of our technologies and intellectual property rights by Chinese partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products, or enforce our intellectual property rights in China or contractual restrictions relating to use of our intellectual property by Chinese companies, our revenue from JiHu could be adversely affected.
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
We could be an emerging growth company for up to five fiscal years following the completion of our initial public offering. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer” under applicable SEC rules, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. Based on our non-affiliate public float as of July 31, 2022, we expect to become a large accelerated filer as of January 31, 2023.
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
As disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is related to us not having properly designed internal controls over the preparation of our financial statements insofar as it relates to appropriately performing effective and timely review of the accounting for and disclosure of non-routine transactions. As of the end of the quarterly period ending October 31, 2022, this material weakness was not yet remediated.
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

We incur significant increased costs and devote increased management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” Our management and other personnel devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC, have increased legal and financial compliance costs and will make some compliance activities more time consuming. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our initial public offering, we also increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and leadership development committee, and qualified executive officers.
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
Changes in tax laws or other tax guidance could adversely affect our effective tax rates, financial condition and results of operations.
We are a U.S.-based multinational company subject to taxes in multiple U.S. and foreign tax jurisdictions. In the United States and other countries where we conduct business and in jurisdictions in which we are subject to taxes, including those covered by governing bodies that enact tax laws applicable to us, such as the European Commission of the European Union, we are subject to potential changes in relevant tax, accounting and other laws, regulations, guidance, and interpretations, including changes to tax laws applicable to corporate multinationals such as GitLab. These countries, governmental bodies, and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations, guidance and/or interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
In December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations aimed principally at disallowing foreign tax credits for taxes which are dissimilar to income taxes. Also, the Inflation Reduction Act of 2022 (the “IRA”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. Among other considerations, the applicability and impact of these tax provisions, and of other U.S. or international tax law changes could adversely affect our effective income tax rate and cash flows in future years.
We may have exposure to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways. Our existing corporate structure has been implemented in a manner we believe is in compliance with current tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies, including for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations, possibly with retroactive effect. Moreover, changes to our corporate structure could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations.

Furthermore, U.S. and OECD Transfer Pricing Guidelines require us to analyze the functions performed by our entities, the risks incurred, and the assets owned. This functional analysis is a control to sustain the operating margins of our entities and confirm arm’s length pricing for intercompany transactions. Competent authorities could interpret, change, modify or apply adversely, existing tax laws, statutes, rules, regulations or ordinances to us (possibly with retroactive effect); which could require us to make transfer pricing corrections or to pay fines, penalties or interest for past amounts. If we are unable to make corresponding adjustments with our related entities, we would effectively be liable for additional tax, thereby adversely impacting our operating results and cash flows.
Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.
Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. Our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. We regularly assess the likelihood of outcomes resulting from possible examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended October 31, 2022.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.7	Service Continuation Agreement between the Registrant and Eric Johnson					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

GITLAB INC.
Date: December 5, 2022
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: December 5, 2022
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: December 5, 2022
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer