Form 10-K
period 2023-01-31
Gitlab Inc.
filed 2023-03-30
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $57.40 per share on July 29, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Stock Market on such date was approximately $5.0 billion.
As of March 20, 2023, the number of shares of the registrant’s Class A common stock outstanding was 95.3 million and the number of shares of the registrant’s Class B common stock outstanding was 56.5 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2023 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2023 and is incorporated by reference into Part III of this Report.
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
•the impact of macroeconomic conditions and global events, including inflation, rising interest rates, increased volatility in the capital markets, and regional and global conflict, including the armed conflict in Ukraine, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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
•Customers may choose to stay on our free self-managed or SaaS product offerings instead of converting into a paying customer.
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
•We rely on our management team and other key team members and will need additional personnel to grow our business, and the loss of one or more key team members or our inability to hire, integrate, train and retain qualified personnel, could harm our business.
•We contract with our team members in various ways, including hiring directly, through professional employer organizations, or PEOs, and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.

PART I
ITEM 1. BUSINESS
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at building, delivering, and securing software.
To meet these market needs, GitLab pioneered The DevSecOps Platform, a fundamentally new approach to software development and delivery. Our platform is uniquely built as a single application and interface with a unified data model, enabling all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams – to work together in a single tool with a single workflow. With GitLab, they can build better, more secure software faster.
GitLab is the solution to significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity, so they can increase operational efficiency; they want to secure the software supply chain, so they can reduce security and compliance risk; and, they want to accelerate cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset – a mindset that shortens the time from idea to customer value – and establishes a powerful flywheel for data collection and aggregation. And they are looking for a platform approach that unifies the entire development experience, so that customers can be faster than their competition in moving from idea to customer value.
GitLab is designed to consolidate point solutions to cut costs and boost efficiency, and provides end-to-end visibility across the entire software development lifecycle, from planning to production to security.
We believe GitLab is the shortest path to unlocking business and technology transformation results. Our DevSecOps Platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. The DevSecOps Platform also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 30 million registered users and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR.
GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In 2022, nearly 800 people contributed more than 3,000 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevOps tool they use every day. Our open-core approach has enabled us to build trust with our customers, and to maintain our high velocity of innovation so that we can rapidly create the most comprehensive DevSecOps platform.
GitLab exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making non-sensitive information public, we create a deeper level of trust with our customers and we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service, or SaaS offering. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference. For more information regarding our customers, refer to the section titled “Business—Our Customers.”
DevOps is the set of practices that combines software development (dev) and IT operations (ops). It allows teams to collaborate and work together to shorten the development lifecycle and evolve from delivering software on a slow, periodic basis to rapid, continuous updates. When DevOps started, each team bought their own tools in isolation, leading to a “Bring Your Own DevOps” environment. The next evolution was standardizing company-wide on the same tool for each stage across the DevOps lifecycle. However, these tools were not connected, leading to a “Best in Class DevOps” environment. Teams tried to remedy this fragmentation and inefficiency by manually integrating these DevOps point solutions together defining the next phase: “Do-It-Yourself (or DIY) DevOps.”
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
The DevSecOps Platform replaces the DIY DevOps approach. It enables teams to realize the full potential of DevOps and become software-led businesses. It spans all stages of the DevOps lifecycle, from project planning (Plan), to source code management (Create), to continuous integration (Verify), to application security testing (Secure), to packaging artifacts (Package), to continuous delivery and deployment (Release) to configuring infrastructure for optimal deployment (Configure), to monitoring it for incidents (Monitor), to protecting the production deployment (Protect), and managing the whole cycle with value stream analytics (Manage). It also allows customers to manage and secure their applications across any cloud through a single platform.
GitLab’s DevSecOps Platform has broad use across teams. It helps product and business teams work with developers to introduce new features and drive successful business outcomes. It helps Chief Technology Officers, or CTOs, modernize their software development and delivery environment and drive developer productivity. It helps Chief Information Officers, or CIOs, adopt microservices and cloud native development to improve the efficiency, scale, and performance of their software architecture. It helps Chief Information Security Officers, or CISOs, reduce security vulnerabilities without compromising speed to market. It helps teams attract and retain top talent by creating a superior developer experience that allows people to focus more time on their job and less time managing tools.
The majority of our customers begin their GitLab journey by using our Source Code Management, Continuous Integration and Continuous Delivery (CI/CD) solutions, referred to as Create and Verify. Developers use these solutions to collaborate together on the same code base without conflicting or accidentally overwriting each other's changes. Create also maintains a running history of software contributions from each developer to allow for version control. Teams use Verify to ensure changes to code go through defined quality standards with automatic testing and reporting. We believe serving as this system of record for code and our high engagement with developers is a competitive advantage in realizing our single application vision as it creates interdependence and adoption across more stages of the DevSecOps lifecycle, such as Package, Secure, and Release. As more stages are addressed within a single application, the benefits of The DevSecOps Platform are enhanced.

Innovation is a key differentiated competitive advantage. We have a dual flywheel innovation strategy that leverages both development spend from our research and development team members as well as community contributions via our open-core business model. By leveraging the power of each, we create a virtuous cycle where more contributions lead to more features, which leads to more users, leading back to more contributions.
We emphasize iteration to drive rapid innovation in our development strategy. This iterative approach has enabled us to release a new version of our software on the 22nd day of every month for 136 months in a row as of January 31, 2023. This is also due in part to our over 3,500 contributors in our global open source community as of January 31, 2023. GitLab team members also use The DevSecOps Platform to power our own DevSecOps lifecycle. By doing so, we benefit from the inherent advantages of using a single application. We leverage these learnings to establish a rapid feedback loop to continually and rapidly improve The DevSecOps Platform.
We have been a 100% remote workforce since inception and, as of January 31, 2023, had approximately 2,170 team members in over 65 countries. Operating remotely allows us access to a global talent pool that enables us to hire talented team members, regardless of location, providing a strong competitive advantage. We foster a culture of results built on our core values of collaboration, results, efficiency, diversity-inclusion-belonging, iteration, and transparency. We aim to be transparent to build alignment and affinity with our community and customers. This is exemplified through our corporate handbook, or the Handbook, our central repository that details how we run GitLab and is shared with the world. It consists of over 2,700 webpages of text, including our strategy and roadmap. We welcome everyone, both inside and outside of GitLab, to contribute to the Handbook.
We have a simple pricing structure to enable broad-based adoption from organizations and teams of all sizes. We offer a free tier with a large number of features to encourage use of The DevSecOps Platform, solicit contributions, and serve as targeted lead generation for paid customers. We also offer two paid subscription tiers - effective April 3, 2023 the monthly list price will be $29 for Premium and $99 for Ultimate - with access to additional features that are more relevant to managers, directors, and executives. Our subscription plans are available as a self-managed offering, where the customer installs GitLab in their own on-premise or hybrid cloud environment or a SaaS offering where the platform is managed by GitLab and hosted either in the public cloud or in a private cloud based on the customer’s preference.
GitLab’s DevSecOps platform is used globally by teams of all sizes across a broad range of industries. To reach, engage and help drive success at each, we have strong partnerships with cloud hyperscalers, including Google Cloud and Amazon Web Services, or AWS, who offer GitLab on their marketplaces. We also benefit from strategic alliance partnerships, which resell GitLab to large enterprise customers, and our strong channel partnerships ranging from large global systems integrators to regional digital transformation specialists, and volume resellers.
We have a multi-faceted land-and-expand bottom up and top down sales strategy. Our customer journey can begin with developers and then expand to more teams and up to senior executive buyers. Equally so, the customer journey can start with executive level buying decision-makers looking for a solution to their business and technology challenges, such as developer productivity, efficiency, security and compliance, and cloud migration. As of January 31, 2023 and 2022, our Dollar-Based Net Retention Rate was above 130% and above 152%, respectively. Our Base Customers grew to 7,002 as of January 31, 2023 from 4,593 as of January 31, 2022. Our cohort of customers generating $1.0 million or more in ARR grew to 63 as of January 31, 2023 from 39 as of January 31, 2022.
Our business has experienced rapid growth. We generated revenue of $424.3 million and $252.7 million in fiscal 2023 and 2022, respectively, representing growth of 68%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. The net loss attributable to GitLab was $172.3 million and $155.1 million in fiscal 2023 and fiscal 2022, respectively. Our operating cash flow margin, which we define as operating cash flows as a percentage of revenue, was (18.2)% and (19.7)% for fiscal 2023 and fiscal 2022, respectively. Our gross profit margin was 88% for each of fiscal 2023 and fiscal 2022.
The DevSecOps Platform
GitLab has pioneered The DevSecOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver desired business outcomes through efficient software development. It represents a step change in how teams plan, build, secure and deliver software.
The DevSecOps Platform is built on a single codebase, unified data model, and user interface. Organizations can deploy The DevSecOps Platform as a self-managed offering in their own hybrid-cloud, or on-premises environments, and as a SaaS offering is hosted in either the public cloud or in a private cloud based on the customer’s preference.
The DevSecOps Platform is designed in a way that enables our customers to move their DevOps workflow across any hybrid or multi-cloud environment while maintaining full feature parity and a single application experience.
The DevSecOps Platform is purpose-built to address every stage of the software development and delivery DevSecOps lifecycle:
•Manage. GitLab enables all stakeholders – from executives to practitioners – to get visibility and insights into their value stream delivery in order to measure the flow of work, from idea to customer value. With capabilities such as Value Streams Dashboard and Value Stream Analytics, GitLab is uniquely positioned to be the tool of choice for data-driven organization – enabling teams to understand software delivery performance and value to the business without complex configurations or data scientists. GitLab helps teams organize multiple projects into a single collaborative portfolio, track important events across the DevSecOps lifecycle, measure using key performance indicators how the organization is adopting and performing with DevSecOps, audit activity and permissions across stages to ensure compliance while simplifying audit, and optimize and analyze the flow of work through the full DevSecOps value stream.
•Plan. To create software, teams require collaborative planning from disparate groups, each with shared and unique objectives. Planning together in the same system in which all of the work will take place enables faster and more efficient work in all other stages of The DevSecOps Platform. We enable portfolio planning and management through epics, groups (programs) and milestones to organize and track progress. GitLab helps teams organize, plan, align, and track project work to ensure teams are working on the right things at the right time and maintain end to end visibility and traceability of issues throughout the delivery lifecycle from idea to production.
•Create. Helps teams design, develop, and securely manage code and project data from a single distributed version control system to enable rapid iteration and delivery of business value. GitLab repositories provide a scalable single source of truth for collaborating on projects and code which enables teams to be productive without disrupting their workflows.
•Verify. Helps software teams fully embrace Continuous Integration, or CI, to automate the builds, integration, and verification of their code. GitLab’s CI capabilities enable automated accessibility, usability, performance testing, and code quality analysis to provide fast feedback to developers and testers about the quality of their code. With pipelines that enable concurrent testing and parallel execution, teams quickly get insight about every commit, allowing them to deliver higher quality code faster.
•Package. Enables teams to package their applications and dependencies, manage containers, and build artifacts with ease. The private, secure, container, and package registries are built-in and preconfigured out-of-the box to work seamlessly with GitLab source code management, or SCM, security scanners, and Continuous Integration/Continuous Delivery, or CI/CD, pipelines.
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
•Govern. Extends an existing operation's practices to help teams manage their security vulnerabilities, project dependencies, and compliance policies to reduce overall risk. This enables teams to identify risks by providing them with a high degree of visibility into their projects' dependencies, security findings, and user activities. This visibility is then coupled with management tools to respond to those risks. Lastly, policies can be used to automate compliance and to help secure the software supply chain.
Key Benefits Delivered to our Customers
•Run their entire DevSecOps lifecycle from a single application. The DevSecOps Platform lets our customers operate their entire DevSecOps lifecycle across a single application. This single codebase, unified data model, user permissioning, and interface can centralize and unify every aspect of our customers’ DevSecOps lifecycle to streamline workflows and processes, and enhance overall productivity and efficiency.
•Enhanced innovation and revenue growth due to faster time to market. The DevSecOps Platform enables businesses to shorten their cycle times to meet the growing business demand to deliver new capabilities and increase responsiveness to change. With The DevSecOps Platform, our customers can often increase the number of their software releases from the tens to thousands and reduce the time it takes to release new software from months to days, helping them generate more revenue.
•Reduce vulnerabilities and increase security. The DevSecOps Platform lets teams shift left and embed security decisions earlier in the development process, without sacrificing speed or quality. It also eliminates the need for multiple data repositories, multiple security tools, and reduces the number of hand-offs between development, operations, and security teams. The DevSecOps Platform provides a single consolidated view of vulnerabilities across software increasing the efficiency of vulnerability management and remediation. This enables our customers to find and correct security vulnerabilities in their software earlier or eliminate inefficiencies in the software development process altogether.

•Enable audit and compliance. The DevSecOps Platform eliminates fragmented tools and point integrations that create blind spots and poor visibility across work streams. This allows compliance and audit teams to more easily log, track, and trace different steps across the DevSecOps lifecycle, better understand governance, and improve their compliance posture.
•Boost team member morale and productivity. The DevSecOps Platform enables our customers to spend more time building, deploying, and securing software, and less time managing, integrating, and triaging across different tools. In a single application, each team member can follow the entire lifecycle from beginning to end with contextual history and understanding at each process. This helps to deliver outsized productivity gains, helping our customers increase their revenue, and generate greater profits.
•Reduce costs by enhancing productivity, consolidating point tools, and eliminating integrations. The DevSecOps Platform fulfills the functionality of multiple point products, enabling teams to consolidate the number of tools they use. Further, The DevSecOps Platform also delivers cost savings to our customers by eliminating the hidden costs and time it takes to manually integrate these point products and drives greater efficiency gains and productivity. Based on a 2022 study conducted by Forrester Consulting, commissioned by us and covering a limited number of our customers, the cost savings and business benefits achievable by deploying The DevSecOps Platform to revenue-generating applications can enable customers to deliver a 427% return on investment within three years of deployment.
•Embrace the benefits of a portable workload and multi-cloud strategy. The DevSecOps Platform enables application portability by allowing customers to seamlessly secure and manage their applications across clouds. This allows our customers to provide full value stream analytics on their DevSecOps workflow and simplify their application security and compliance across clouds. It also allows them to optimize their cloud costs and embrace the best services across each cloud, without becoming overly reliant on a single public cloud provider.
Competitive Strengths
Our business benefits from the following competitive strengths:
•Best-In-Class DevSecOps – GitLab is an all-in-one DevSecOps solution with security built in (not bolted on) to the platform.
•Flexibility - GitLab offers flexible deployment options serving every type of organization. This includes SaaS for customers who want to consume DevSecOps as a service, self-management for customers who want deployment control, and GitLab Dedicated – our single tenant SaaS service – for customers in highly regulated industries and with complex compliance and security requirements.
•Cloud Agnostic – GitLab can be deployed anywhere, enabling a multi-cloud strategy. And, we have no preferential treatment for any specific cloud, which enables our customers to avoid vendor lock-in.
•User Experience – GitLab has a superior user experience with an integrated platform enabling developers to prevent context switching.
•Open Core Platform – GitLab is open core built with our customers creating a fast pace of innovation.

Our Growth Strategy
We intend to invest in our business to advance adoption of The DevSecOps Platform. Our growth strategies include:
•Advance our feature maturity across more stages of the DevSecOps lifecycle. We intend to continue making strategic investments in research and development and hiring top technical talent to mature our features in more stages of the DevSecOps lifecycle. For example, in fiscal 2023, we have invested a significant portion of our human capital on development into the Secure, Govern, and Plan stages. Our acquisition of Opstrace, Inc. in fiscal 2022 demonstrates our aim to deliver functionality in our Monitor stage, leveraging the entire DevSecOps Platform to provide advanced observability. We will continue to make many of our features open source or source-code available to encourage contributions, which in turn, accelerates our ability to innovate and provide a better platform to our customers.
•Drive growth through enhanced sales and marketing. We believe that nearly all teams will modernize from DIY DevOps into DevSecOps Platforms and that the opportunity to continue growing our customer base is substantial. To drive new customer growth, we intend to continue investing in sales and marketing, with a focus on replacing DIY DevOps within larger teams. We also continue to focus on acquiring users with our free product and converting free users to paying customers, with a special emphasis on improving the self-service purchasing experience.
•Drive increased expansion within our existing customer base. As customers realize the benefits of a single application, they typically increase their spend with us by adding more users or purchasing higher tiered plans. As a result, for fiscal 2023 and fiscal 2022, our Dollar-Based Net Retention Rate was above 130% and above 152%, respectively. We plan to continue investing in sales and marketing, with a focus on driving expansion of The DevSecOps Platform within existing customers, particularly for our larger customers.
•Further grow adoption of our SaaS offering. As teams move more workloads to the cloud and consume technology as a service, we believe our SaaS offering will continue to grow at a faster rate than our self-managed offering. We intend to continue making investments in research and development to enhance new SaaS features, as well as in sales and marketing, to drive further adoption of our SaaS offering.
•Grow and invest in our partner network. We have been investing in our global partner ecosystem, composed of hyperscalers and cloud providers, including Google Cloud and AWS, technology and independent software vendor partners, global resellers, and system integrators. We plan to continue investing in building out our partner program to expand our distribution footprint, to broaden the awareness of The DevSecOps Platform, and to more efficiently add new customers. We will also continue to invest in building out our partnerships to deliver transformation services to help our enterprise customers accelerate the deployment of The DevSecOps Platform.
•Expand our global footprint. We believe there is significant opportunity to continue to expand internationally. We grew our international revenue to $71.4 million for fiscal 2023 from $41.1 million for fiscal 2022, representing an increase of 73%. We intend to grow our international revenue by increasing our investments strategically in our international sales and marketing operations, including headcount in the EMEA and APAC regions.
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
We were recognized by Fortune as one of 2022’s Best Workplaces in Technology and by Fast Company as one of 2022’s Best Workplaces for Innovators. We also have a 96% CEO approval rating and a 4.5 overall workplace approval rating on Glassdoor.com, as of January 31, 2023. As a result, we trust that our values have led and will continue to lead to results that distinguish us from other companies. They include:
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
•Measure results, not hours. Our all-remote culture helps us to practice our values. As an all-remote company, we are able to recruit from a wider, more diverse, and more uniquely skilled pool of talent across the world. The freedom and flexibility that comes with an all-remote workforce enables team members to view work in an entirely new light, one which focuses on results and productivity over the number of hours spent working. For example, product engineers have measurable objectives to hit rather than prescribed hours to work and team members have on-call shifts based on when they are most productive and best able to contribute to our success.
•We seek to be transparent in everything we do. We publicly share non-sensitive information, including our strategy and objectives, in written form to encourage innovation and trust amongst our team members, customers, and the wider open source community. Our process of being public by default reduces the threshold to contribution and makes collaboration easier. Transparency creates awareness for GitLab, allows us to recruit people who care about our values, gets us more and faster feedback from people outside GitLab, and makes it easier to collaborate. We believe that our transparency creates more value than it captures, and our ability to execute on our strategy far exceeds the abilities of our competitors.
•We do the smallest thing possible and get it out as quickly as we can. We aim to take an iterative approach in everything we do, including our day to day work and building The DevSecOps Platform. Our process is centered on dividing work into small increments, not completing everything at once, and pursuing each stage with speed and efficiency. Approaching work this way, we are able to rapidly get input from end-users who are actively using our platform, continuously revisit what we are doing with a fresher perspective, and gradually gain a greater sense of visibility into what the end picture should look like. By adopting this approach, we are able to work with a greater sense of speed and efficiency, getting more done in less time.
Team Members
Our mission is to make it so everyone can contribute. When everyone can contribute, consumers become contributors, and we greatly increase the rate of human progress through changing creative work from unilateral read-only to collective collaboration and innovation. This mission is integral to our culture, and how we hire, build products, and lead our industry. The DevSecOps Platform brings together developers, operations, and security professionals and elevates their innovation to new levels, making it faster, safer, and more accessible. We are an all-remote company, and we pride ourselves in how we work through enabling our team members the individualized flexibility to reach their business results. We believe this leads to a team that is continually engaged and passionate about the positive impact of GitLab.
As of January 31, 2023, we had approximately 2,170 team members in over 65 countries. In February 2023, in connection with our ongoing efforts to drive towards profitable growth, we announced a plan to reduce our global headcount by approximately 130 team members, which represents approximately 7% of our total headcount. We engage our team members in various ways, including through direct employment, Professional Employer Organizations (“PEOs”), and as independent contractors. In the locations where we use PEOs, we contract with the PEO for it to serve as “Employer of Record” for team members engaged through such PEO. Team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. None of our team members are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our team members subject to industry-wide collective bargaining agreements or works councils. We have not experienced any work stoppages. We work to identify, attract, and retain team members who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a strong and open relationship with our team members and our unique mission, culture and values differentiate us and continue to be key drivers of our business success.
Diversity, Inclusion and Belonging Mission
Diversity, Inclusion & Belonging is fundamental to our success. We include it in every way possible and in all that we do. We strive for a transparent environment where all globally dispersed voices are heard and welcomed. We strive for an environment where people can show up as their full selves each day and can contribute to their best ability. And with over an estimated 30 million users utilizing GitLab across the globe (both free and paid tiers), we strive for a team that is representative of our users.
Compensation, Benefits and Perks
We provide team members with competitive compensation packages that include base salaries and equity awards, including restricted stock units. We are an open organization, and we want to be as transparent as possible about our compensation principles. Our compensation model is open to data driven iterations. Additional benefits programs (which vary by country and region) include a 401(k) Plan with a company match, healthcare, vision, and dental insurance benefits, health savings and flexible spending accounts, flexible paid time off, parental leave, and other benefits tailored to the specific needs of our team members such as family forming, caregiving, and mental health resources. Throughout the course of the year, we also encourage team members to take part in various sponsorship and volunteer initiatives that support and ultimately uplift their local communities. As with our unique ways of working, GitLab and its team members have identified and sought out opportunities for impact that speak back not only to our values but our all-remote nature.

Our Open Source Philosophy
We recognize that it is imperative to balance our need to generate revenue with the needs of the open source software project. To determine what is available in our free tier and what is available only in our paid tiers, we first assess who cares the most about the feature. Individual contributors rarely purchase The DevSecOps Platform, and thus, if the feature is something primarily individuals care about it will be open source. If the features are something primarily managers, directors, or executives care about, then it will be source-available. When considering buyers as part of product tiering decisions, we use the following guidance:
•Premium is for team(s) usage, with the purchasing decision led by one or more managers or directors
•Ultimate is for strategic organizational usage, with the purchasing decision led by one or more executives
We want to be good stewards of our open source solution, so we aim to provide much of The DevSecOps Platform to the market for free. Having all stages of the platform available to users for free encourages cross-stage adoption and more collaboration and helps users see the benefit of a single application approach. Including all major features in our free tier helps us keep our codebase for the free and paid tiers similar, which helps us carry forward our promise of being good stewards of our open source solution without diverging codebases. We seek to clearly and consistently articulate our monetization strategy on teams and organizations to provide predictability to both our customers as well as the community of contributors.
Our open source approach is intended to increase our development velocity as the developer pool who contributes to our codebase is greater than the size of any single engineering team. As of January 31, 2023, more than 3,500 individuals have contributed to The DevSecOps Platform and since April 30, 2019, merge code contributions have averaged more than 250 per month. Because people outside of our organization can read our code, users can contribute to identifying and solving issues, which accelerates the time we can release new software to market. This has also been a big contribution to enabling us to release a new version of our software for 136 months in a row and counting as of January 31, 2023.
We believe our open source approach helps us acquire, retain, and grow our paying customer base. Our customers benefit from the advanced innovation that comes from distributed development, the documentation, best practices, and knowledge sharing across our community, as well as the engagement of making their own contributions back to our codebase.
The DevSecOps Platform and Plans
We offer The DevSecOps Platform in three different subscription tiers: Free, Premium and Ultimate. While our Free tier platform includes significant functionality for individual users, our paid tiers include features that are more relevant for managers, directors, and executives.
•Our Free tier caters to capabilities needed by individual contributors to do their daily jobs.
•Our Premium tier builds on the capabilities of the Free Plan while also adding functionality intended specifically for managers and directors to help teams enhance collaboration between development and operations teams, manage projects and portfolios, and accelerate the deployment of code.
•Our Ultimate tier provides further functionality for executives and has functions to help teams establish better collaboration between development, operations, and security teams, instill organizational wide security, compliance and planning practices, and implement full value stream measurement, analytics, and reporting, across the DevSecOps lifecycle.

Our subscription plans are available as a self-managed offering which customers download to run in their own on-premise environment or hybrid cloud environments, and also a SaaS offering which is managed by us and is hosted in either the public cloud or in a private cloud based on the customer’s preference.
Research and Development Strategy
We ship features and components of features at a high velocity in the smallest possible increments to optimize for code quality, efficiency and speed. As each feature is typically similar in size, we are able to measure and track our development team's efficacy by counting the number of merge requests, or a request to merge one branch of code into another. We believe that our development approach, using The DevSecOps Platform, is a key competitive advantage.
We make product investment decisions based on each stage’s contribution to revenue, monthly active usage, and served addressable market size. Currently, the majority of our development costs are in Create (Source Code Management), Verify (Continuous Integration), Secure (Application Security Testing), and Manage (Analytics and Administrative capabilities).
Our research and development team consists of our architects, software engineers, security experts, DevSecOps engineers, product management, user experience, quality assurance, and data collection teams. We intend to continue to invest in our research and development capabilities to extend The DevSecOps Platform and products.
Our Technology
Our single application strategy means that we have one codebase to author, test, secure, package, and distribute. This also means that we are able to give users the most choice. Our customers can use a SaaS subscription or run The DevSecOps Platform themselves in a self-managed way in their own cloud environments. For self-managed users, GitLab is the only truly public-cloud-agnostic solution. Customers can also run The DevSecOps Platform in their own data centers if they wish. They can further choose to run GitLab on traditional servers, or they can use containers and an orchestration system like Kubernetes.
From an end user standpoint, our single application strategy provides one consistent user interface across all stages of the DevSecOps lifecycle. We see this result in a manifold reduction in lifecycle time for software development teams. For integrators, GitLab has a single application programming interface (“API”) to write integrations against, as opposed to a fragmented tool chain. For IT system administrators and internal security teams this also means they have one application environment and authentication system to inspect and certify according to their team’s standards.
Our Customers
We serve organizations of all sizes across industries and regions. As of January 31, 2023, we had customers in over 140 countries. We believe that our customer growth is best represented by the number of our Base Customers, which increased to 7,002 as of January 31, 2023 from 4,593 as of January 31, 2022. In 2019, we began to invest more heavily in our enterprise sales motion and have had strong success in attracting, retaining, and growing ARR from our larger customers. For the year ended January 31, 2023, more than 69% of our ARR came from public sector and enterprise customers. Our success has been exemplified by the growth in our $100,000 ARR customers to 697 as of January 31, 2023 from 492 as of January 31, 2022. Further, during the same period, we grew our $1.0 million ARR customers to 63 from 39, an increase of 62%. We have key reference customers across a breadth of industry verticals that we believe validate The DevSecOps Platform, and our customers range from small and medium-sized teams to Fortune 500 companies. No individual customer represented more than 10% of our revenue in fiscal 2023 or fiscal 2022.

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
Our customer success team, or CS, manages our technical relationships with customers both pre-sale and long-term partnerships post-sale. CS works to help customers achieve positive business results with GitLab by building awareness, adoption, usage, performance, and modern DevOps capabilities. We believe that this focus on business results and engaged partnership maximizes long-term, sustainable customer value and drives expansion with our existing customers.
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
Our marketing department is focused on generating awareness of The DevSecOps Platform to our developer community, existing customers and users, and potential customers. We utilize diverse tactics such as digital demand generation, account based marketing, nurture programs, sales development, virtual and field events, sponsored webinars, gated content downloads, whitepapers, display advertising and integrated campaigns to connect with prospective customers. We also host and present at regional, national and global industry events.
We offer our free tier and/or a free trial to prospective customers allowing them to try before they buy, allowing customers to see the strengths of The DevSecOps Platform and the business benefits. We are then able to engage with these users to encourage them to upgrade to a paid version. Once a customer is onboarded with GitLab, our teams work to identify additional business units and parent/child/subsidiary prospects that would benefit from The DevSecOps Platform. Finally, as engaged members of the open-source community, our contributors often serve as subject matter experts at market-leading developer events, and The DevSecOps Platform is presented on the cutting edge of innovation.
Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We view our primary current competition as customers’ legacy approach of DIY DevOps, using a combination of point tools manually integrated together. Our offering is substantially different in that it is one platform, one codebase, one interface and a unified data model that spans the entire DevSecOps lifecycle. We expect that the competition from DIY DevOps will decrease over time as companies realize the shortcomings in this approach. To ensure easy transitions for customers and support for dependencies on internal and external tools, we support staged adoption while continuing the use of some legacy tools.
Beyond this legacy approach of DIY DevOps, our principal competitor is Microsoft Corporation following their acquisition of GitHub. There are also a number of other private and public companies whose products address only a portion of the DevSecOps lifecycle and/or are cobbled together from several point solutions. These are essentially third-party DIY DevOps and are not a single application.

We believe we compete favorably based on the following competitive factors:
•ability to provide a single application that is purpose-built to span the entire DevSecOps lifecycle;
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
•ability to reduce handoffs, friction, and switching costs across different stages of the DevSecOps lifecycle;
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
•ability to implement more differentiated security and governance;
•quality of service and overall customer satisfaction; and
•strong documentation and transparency of information.
Corporate Philanthropy
As part of our mission to make it so everyone can contribute, we believe that it is important to support teams that can further this goal at local and global levels. To further this mission, in September 2021, our board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for the issuance to charitable organizations, to be further designated by our board of directors. To date, we have made no contributions.
Government Regulation
We are subject to many varying laws and regulations in the United States and throughout the world, including those related to data privacy, security and protection, intellectual property, worker classification, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax.
Moreover, new and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us or our contributors, and uncertainty around the application of these laws may affect demand for our platform. Additionally, as our platform’s geographic scope continues to expand, regulatory agencies or courts may claim that we are subject to additional requirements, or are prohibited from conducting our business in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. We believe that we are in material compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to government regulation affecting our business.
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
As of January 31, 2023, we had five issued patents and four pending patent applications in the United States and abroad. These patents and patent applications seek to protect proprietary inventions relevant to our business. The issued patents are scheduled to expire on or around the years between 2034 and 2036 and cover a means of undertaking metaphor-based language code fuzzing relating to testing of code.
As of January 31, 2023, we had ten trademark registrations and applications in the United States, including for “GITLAB” and our logo. We also had 21 trademark registrations and applications in certain other jurisdictions and regions. Additionally, we are the registered holder of a number of domain names, including gitlab.com.
We are dedicated to open source software. Our product incorporates many components subject to open source software licenses, and in turn we license many significant components of our software under open source software licenses. Such licenses grant licensees broad permissions to use, copy, modify, and redistribute the covered software which can limit the value of our software copyright assets.
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
Corporate Information
We were incorporated in the State of Delaware as GitLab Inc. in September 2014. We are a remote-only company, meaning that all of our team members work remotely. Due to this, we do not currently have a headquarters. Our website address is https://about.gitlab.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to conduct any transactions involving our Class A common stock. Unless otherwise indicated, the terms “GitLab,” the “Company,” “we,” “us,” and “our” refer to GitLab Inc. and our subsidiaries, and our variable interest entity as “JiHu”. References to our “common stock” include our Class A common stock and Class B common stock.
Available Information

We file electronically with the Securities and Exchange Commission, or the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We make available on our website at https://about.gitlab.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our investor relations page on our website (https://ir.gitlab.com/), press releases, public conference calls, public webcasts, our Twitter account (@gitlab), our Facebook page, our LinkedIn page, our company news site (https://about.gitlab.com/press/) and our corporate blog (https://about.gitlab.com/blog/) as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we announce information will be posted on the investor relations page on our website.
The contents of the websites referred to above are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. Our total number of Base Customers has grown to 7,002 as of January 31, 2023 from 4,593 as of January 31, 2022. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties.
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
Our total revenue for the years ended January 31, 2023 and 2022 was $424.3 million and $252.7 million, respectively, representing a growth rate of 68%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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

In addition, we expect to continue to responsibly expend financial and other resources to align with our:
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
We have incurred losses in each year since our inception, including net losses of approximately $192.2 million, $155.1 million and $172.3 million in fiscal 2021, fiscal 2022 and fiscal 2023, respectively. As of January 31, 2023, we had an accumulated deficit of approximately $725.6 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
As we continue to invest in infrastructure, develop our services and features, responsibly manage our headcount and expand our sales and marketing activity, we may continue to have losses in future periods and these may increase significantly. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts require greater investment of time and human and capital resources than we currently anticipate and/or that they may not result in increases in our revenues or billings. Any failure by us to achieve and sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The markets for our services are highly competitive, with limited barriers to entry. Competition presents an ongoing threat to the success of our business. We expect competition in the software business generally, and in all of the stages of the software development lifecycle that our product covers, in particular, to continue to increase. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and operating results.
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which has us competing with many providers with offerings across all stages. We compete with well-established providers such as Atlassian and Microsoft as well as other companies with offerings in fewer stages including with respect to both code hosting and code collaboration services, as well as file storage and distribution services. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses.
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
The market for our services is relatively new and unproven and may not grow, which would adversely affect our future results and the trading price of our Class A common stock.
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases for our Premium tier that we announced in the first quarter of fiscal year 2024 and which are generally effective in the same fiscal quarter depending on whether it is a new or existing customer), the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including increased interest rates and inflation, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, in the first quarter of fiscal year 2023, we announced a user limit for our SaaS Free tier, which is expected to be implemented in fiscal year 2024 followed by storage and transfer limitations. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations, the extent and implementation of which varies depending on the tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including increasing interest rates and inflation, the potential effects of health pandemics or epidemics global events, including the ongoing armed conflict in Ukraine;
•customer renewal rates;
•our ability to convert users of our free product offerings into subscribing customers;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•software development allocation decisions by customers;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our last two fiscal quarters as compared to the first two fiscal quarters due to the annual budget approval process of many of our customers, the timing of our customers’ decisions to make a purchase, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation and increased interest rates.
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
We have experienced a period of rapid growth in our operations and headcount. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the responsible growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue at its current pace, if at all. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation and rising interest rates, and investment decisions by our customers.
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
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer elements of our services or negotiate for different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization. Changes in product packaging, pricing strategy, or product offerings, or the implementation or execution of the foregoing, may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have discontinued our starter and bronze tier product offerings, and we recently announced a price increase in our Premium tier product offering, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. We may also decide to raise the prices of our product offerings in the future. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
The DevSecOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal information, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal information, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The DevSecOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be considered responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach, if it is found that GitLab failed to conduct comprehensive third party risk due diligence. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from cyber-attacks, including denial-of-service attacks, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal information, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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

Customers may choose to stay on our self-managed or SaaS product offerings instead of converting into a paying customer.
Our future success depends, in part, on our ability to convert users of our free self-managed or SaaS product offerings into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free product may decline as a result of, or due to, the limitations on the number of users for a product and limitations on storage and transfers applicable to the free product offering (all of which were announced in the first quarter of fiscal year 2023 and is expected to be implemented in fiscal year 2024). As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The DevSecOps market is characterized by rapid technological change, fluctuating price points, and frequent new product and service introductions. Our ability to increase our user base and increase revenue from existing customers will depend heavily on our ability to enhance and improve our existing solutions, introduce new features and products, both independently and in conjunction with third-party developers, reach new platforms and sell into new markets. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, we may fail to renew our subscriptions with existing customers and create or increase demand for our solutions, and our business may be materially and adversely affected.
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
Once our products are deployed, our customers depend on our technical support organization to resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial position.
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
Our industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including our ability to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape. The success of new services and enhancements depends on several factors, including the timely delivery, introduction, and market acceptance of such services. If we are unable to develop and sell new services that satisfy our customers and provide enhancements and new features for our existing services that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
Our services must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, and we need to continuously modify and enhance our services to adapt to changes and innovation in these technologies, including changes in internet-related hardware, operating systems, cloud computing infrastructure, and other software, communication, browser and open source technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our services to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products and significantly impair our revenue growth. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to respond to these changes in a timely or cost-effective manner, our services may become less marketable and less competitive or obsolete, which may result in customer dissatisfaction, and adversely affect our business.
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
We may in the future be subject to intellectual property infringement claims and lawsuits in various jurisdictions, and although we are diligent in our efforts to protect our intellectual property we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the likelihood of intellectual property rights claims against us may grow.
Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their intellectual property rights or inviting us to license their intellectual property rights. Our technologies and other intellectual property may be found to infringe upon such third-party rights, and such successful claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.

Our open source and source code-available business model makes our software vulnerable to authorized and unauthorized distribution and sale.
We license many significant components of our software under permissive open source software licenses which grant licensees broad permissions to use, copy, modify, and distribute the covered software. Under these licenses, third parties are entitled to distribute and sell the covered software without payment to us.
Features available on our paid tiers are source code-available subject to a proprietary software license. This proprietary license prohibits, amongst other things, distribution and sale of the covered software. Notwithstanding these prohibitions, by virtue of the source code’s being publicly available, the covered software is vulnerable to unauthorized distribution and sale by third parties.
We are or may be the defendant in lawsuits or other claims that could cause us to incur substantial liabilities.
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, governmental or regulatory bodies, or third parties who use The DevSecOps Platform. The various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. Litigation is inherently unpredictable, and it is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business.
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
All web direct customers purchase our solution using online payment solutions such as credit cards, which represent the majority of the payment transactions we receive, and our business depends upon our ability to offer such payment options. The termination of our ability to process payments on any material payment option would significantly impair our ability to operate our business and significantly increase our administrative costs related to customer payment processing. If we fail to maintain our compliance with the data protection and documentation standards adopted by our payment processors and applicable to us, these processors could terminate their agreements with us, and we could lose our ability to offer our customers a credit card or other payment option. If these processors increase their payment processing fees because we experience excessive chargebacks or refunds or for other reasons, it could adversely affect our business and operating results. Increases in payment processing fees would increase our operating expense and adversely affect our operating results.

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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions have become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the VCDPA, another comprehensive state privacy law, that has become effective January 1, 2023. Similarly, three other states have enacted comprehensive state privacy laws: Connecticut enacted the Connecticut Data Privacy Act, or the CTDPA, effective July 1, 2023; Colorado enacted the Colorado Privacy Act, or the CPA, effective July 1, 2023; Utah enacted the Utah Consumer Privacy Act, or the UCPA, effective December 31, 2023. The CCPA, CPRA, VCDPA, CTDPA, CPA and UCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Further, we are subject to Payment Card Industry Data Security Standard, or PCI-DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI-DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI-DSS can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI-DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.
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
We have procedures in place designed to ensure our compliance with Trade Controls, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. We are currently working to enhance these procedures. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. Prior to implementing certain control procedures, we inadvertently exported our software to entities located in embargoed countries and listed on denied parties lists administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, and OFAC. In September 2019, we disclosed these apparent violations to BIS and OFAC, which resulted in a BIS Warning Letter and an OFAC Cautionary Letter, in January and February 2020, respectively. While BIS and OFAC did not assess any penalties, we understand that BIS and OFAC may consider our regulatory history, including these prior disclosures and warning/cautionary letters, if the company is involved in a future enforcement case for failure to comply with export control laws and regulations. Any future failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation and increased interest rates. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
Risks Related to our People and Culture
We rely on our management team and other key team members and will need additional personnel to grow our business, and the loss of one or more key team members or our inability to hire, integrate, train and retain qualified personnel, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, retain and motivate the members of our management team and other key team members throughout our organization. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Sytse Sijbrandij, our co-founder, Chair of the Board of

Directors and Chief Executive Officer, who is critical to the development of our technology, services, future vision and strategic direction.
In March 2023, Mr. Sijbrandij announced that he has been diagnosed with cancer and was undergoing treatment, including chemotherapy. Mr. Sijbrandij plans to continue in his role as Chief Executive Officer and Chair of the Board of Directors during his treatment period and to work closely with our Board of Directors and management team to execute on our business priorities. However, his condition may change and prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our Board of Directors has reviewed and continues to review potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In February 2023, we announced a reduction in workforce by approximately 7% across all areas of our business. While we conducted this spending reprioritization to align with the economic conditions, this cost savings plan may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business. For example, in recent years, recruiting, hiring, and retaining team members with expertise in the technology software industry has become increasingly difficult as the demand for technology software professionals has continued to increase. Further, unfavorable media coverage of us could significantly impact our ability to recruit and retain talent. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team member’s inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore, and Australia and have team members in over 60 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
•currency exchange rate fluctuations or limitations and related effects on our operating results;
•economic and political instability in some countries, including the potential effects of health pandemics or epidemics and the war in Ukraine;
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
Risks Related to Financial and Accounting Matters
We have identified material weaknesses in our internal controls over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2023, we determined that the following material weaknesses exist due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the company. As a result, the following material weaknesses exist:
•We did not design and maintain effective controls over certain information technology, or IT, general controls for information systems that are relevant to the preparation of our consolidated financial statements. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in all financial reporting processes,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of controls over manual journal entries,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over stock-based compensation at a sufficient level of precision and such controls relied on reports, and
•As previously reported, we did not design and maintain effective and timely review procedures over the accounting for and disclosure of non-routine transactions. This material weakness has not been remediated, as the new controls designed rely on reports and information adversely impacted by the IT general control deficiencies.
The aforementioned material weaknesses did not result in a material misstatement to our annual or interim financial statements, however, the deficiencies, when aggregated, could result in misstatements potentially impacting all financial statements accounts and disclosures that would not be prevented or detected. Therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of January 31, 2023.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the year ended January 31, 2023. To address our material weaknesses, we have commenced certain steps to enhance our internal control environment and remediate these material weaknesses. See the section entitled “Controls and Procedures—Remediation Plan for Material Weaknesses” below for additional information.
However, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Because we are a large accelerated filer as of January 31, 2023, our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting commencing with the year ended January 31, 2023, which has, and will continue to, require increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.
As a public company, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and operating results.
We incur significant increased costs and devote increased management resources as a result of operating as a public company.
As a public company, we incur and, particularly now that we are no longer an emerging growth company, will further incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. Our management and other personnel devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC, have increased legal and financial compliance costs and will make some compliance activities more time consuming. Moreover, since we ceased to be an “emerging growth company” on January 31, 2023, we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies. This increase in reporting requirements will further increase our compliance burden. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our initial public offering, we also increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and leadership development committee, and qualified executive officers.
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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of recent global events, including increasing interest rates and inflation and the recent armed conflict in Ukraine, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from such global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European Commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.
The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U state aid rules and concluded that certain member states, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.
Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities described above could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and harm our financial position, results of operations, and cash flows. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. Among other considerations, the applicability and impact of these tax provisions, and of other U.S. or international tax law changes could adversely affect our effective income tax rate and cash flows in future years.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.
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
•effects of public health crises, pandemics, and epidemics;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2023, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that our stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require supermajority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
•provide that our board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or team members.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation and amended and restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, such provision, the Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or team members, which may discourage lawsuits against us and our directors, officers, and team members. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as acts of war, terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters, pandemics, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, including the war in Ukraine, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Recent macroeconomic conditions, including inflation and rising interest rates, have, and may continue to, put pressure on overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business may be significant and could materially harm our business, operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are a remote-only company. Accordingly, we do not maintain a headquarters. Our China entity (JiHu) leases small sales offices.
ITEM 3. LEGAL PROCEEDINGS
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
Holders of Record
As of March 20, 2023, there were 8 holders of record of our Class A common stock and 157 holders of record of our Class B common stock. The actual number of holders of our Class A common stock and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
None.
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
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock from October 14, 2021 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2023 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
120
110
100
90
80
70
60
50
40
30
10/14/21
10/31/21
11/30/21
12/31/21
01/31/22
01/31/23
GitLab
S&P 500 Index
S&P 500 Information Technology Index

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
A discussion regarding our financial condition and results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on April 8, 2022.
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at building, delivering, and securing software.
To meet these market needs, GitLab pioneered The DevSecOps Platform, a fundamentally new approach to software development and delivery. Our platform is uniquely built as a single application and interface with a unified data model, enabling all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams – to work together in a single tool with a single workflow. With GitLab, they can build better, more secure software faster.
GitLab is the solution to significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity, so they can increase operational efficiency; they want to secure the software supply chain, so they can reduce security and compliance risk; and, they want to accelerate cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset – a mindset that shortens the time from idea to customer value – and establishes a powerful flywheel for data collection and aggregation. And they are looking for a platform approach that unifies the entire development experience, so that customers can be faster than their competition in moving from idea to customer value.
GitLab is designed to consolidate point solutions to cut costs and boost efficiency, and provides end-to-end visibility across the entire software development lifecycle, from planning to production to security.
We believe GitLab is the shortest path to unlocking business and technology transformation results. Our DevSecOps Platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. The DevSecOps Platform also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 30 million registered users and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR.
GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In 2022, nearly 800 people contributed more than 3,000 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevOps tool they use every day. Our open-core approach has enabled us to build trust with our customers, and to maintain our high velocity of innovation so that we can rapidly create the most comprehensive DevSecOps platform.
GitLab exists today in large part thanks to the vast and growing community of open source contributors around the world. We actively work to grow open source community engagement by operating with transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making non-sensitive information public, we create a deeper level of trust with our customers and we make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service, or SaaS offering. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference. For more information regarding our customers, refer to the section titled “Business—Our Customers.”
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

	As of January 31,
	2023	2022	2021
Dollar-Based Net Retention Rate	> 130%	>152%	>145%

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

	As of January 31,
	2023	2022	2021
$100,000 ARR customers	697	492	283
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Subscription - self-managed
Our self-managed subscriptions include support, maintenance, upgrades, and updates on a when-and-if-available basis. Revenue for self-managed subscriptions is recognized ratably over the contract period based on the stand-ready nature of subscription elements.
SaaS
Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public or private cloud based on the customer’s preference. Revenue from our SaaS offerings is recognized ratably over the contract period when the performance obligation is satisfied.
The typical term of a subscription contract for self-managed or SaaS offering is one to three years.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with access to proprietary software features. License revenue is recognized up-front when the software license is made available to our customer.
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2%, 2% and 3% of our total revenue for the years ended January 31, 2023, 2022 and 2021, respectively.
Cost of Revenue
Subscription - self-managed and SaaS
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third-party service providers, personnel-related costs associated with our customer support personnel, including contractors, and allocated overhead. Personnel-related expenses consist of salaries, benefits, bonuses, and stock-based compensation. We expect our cost of revenue for self-managed and SaaS subscriptions to increase in absolute dollars as our self-managed and SaaS subscription revenue increases. As our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins.
License - self-managed and other
Cost of self-managed license and other revenue consists primarily of contractor and personnel-related costs, including stock-based compensation expenses, associated with the professional services team and customer support team, and allocated overhead. We expect our cost of revenue for self-managed license and other to increase in absolute dollars as our self-managed and other revenue increases.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include IT overhead costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our allocated hosting expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs incurred on acquisition of an initial contract are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. However, costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately.
We expect sales and marketing expenses to increase in absolute dollars as we continue to make strategic investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base, but to decrease as a percentage of our total revenue over time, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources. General and administrative expenses also include external legal, accounting, and director and officer insurance, as well as other consulting and professional services fees, software and subscription services, other corporate expenses, and any contract termination fees.

We have incurred and expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, costs related to Sarbanes-Oxley compliance, costs related to Environmental, Social, and Governance (ESG) compliance and increased expenses for insurance, investor relations, and related professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
Interest Income, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other income (expense), net consists primarily of the gain from the deconsolidation of Meltano Inc., as well as foreign currency transaction gains and losses.
Loss from Equity Method Investment, Net of Tax
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., following its deconsolidation, net of tax.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription—self-managed and SaaS	$369,349	$226,163	$132,763
License—self-managed and other	54,987	26,490	19,413
Total revenue	424,336	252,653	152,176
Cost of revenue:(1)
Subscription—self-managed and SaaS	40,841	23,668	14,453
License—self-managed and other	10,839	6,317	4,010
Total cost of revenue	51,680	29,985	18,463
Gross profit	372,656	222,668	133,713
Operating expenses:
Sales and marketing(1)	309,992	190,754	154,086
Research and development(1)	156,143	97,217	106,643
General and administrative(1)	117,932	63,654	86,868
Total operating expenses	584,067	351,625	347,597
Loss from operations	(211,411)	(128,957)	(213,884)
Interest income	14,496	736	1,070
Other income (expense), net(2)	21,585	(30,850)	23,452
Loss before income taxes and loss from equity method investment	(175,330)	(159,071)	(189,362)
Loss from equity method investment, net of tax	(2,468)	—	—
Provision for (benefit from) income taxes	2,898	(1,511)	2,832
Net loss	$(180,696)	$(157,560)	$(192,194)
Net loss attributable to noncontrolling interest(3)	(8,385)	(2,422)	—
Net loss attributable to GitLab	$(172,311)	$(155,138)	$(192,194)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$5,078	$1,300	$1,185
Research and development	36,325	8,305	31,519
Sales and marketing	48,001	10,550	21,504
General and administrative	33,163	9,854	57,638
Total stock-based compensation expense	$122,567	$30,009	$111,846

(2)Includes $17.8 million gain for the year ended January 31, 2023 from the deconsolidation of Meltano Inc. in April 2022. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
(3)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

The following table sets forth the components of our consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Fiscal Year Ended January 31,
	2023	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	12	12	12
Gross profit	88	88	88
Operating expenses:
Sales and marketing	73	76	101
Research and development	37	38	70
General and administrative	28	25	57
Total operating expenses	138	139	228
Loss from operations	(50)	(51)	(141)
Interest income	3	—	1
Other income (expense), net	5	(12)	15
Loss before income taxes and loss from equity method investment	(41)	(63)	(124)
Loss from equity method investment, net of tax	(1)	—	—
Provision for (benefit from) income taxes	1	(1)	(2)
Net loss	(43)%	(62)%	(126)%
Net loss attributable to noncontrolling interest	(2)%	(1)%	—%
Net loss attributable to GitLab	(41)%	(61)%	(126)%
Comparison of the Fiscal Year Ended January 31, 2023 and 2022
Revenue

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$369,349	$226,163	$143,186	63%
License—self-managed and other	54,987	26,490	28,497	108
Total revenue	$424,336	$252,653	$171,683	68%

Revenue increased $171.7 million, or 68%, to $424.3 million for fiscal 2023 from $252.7 million for fiscal 2022. The increase was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of January 31, 2023 and 2022, our expansion is reflected by our Dollar-Based Net Retention Rate being above 130% and above 152%, respectively. We had 697 customers with ARR over $100,000 as of January 31, 2023, increasing from 492 customers with ARR over $100,000 as of January 31, 2022.
Revenue attributed to our variable interest entity, JiHu, was $4.7 million and $1.2 million for fiscal 2023 and 2022, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$51,680	$29,985	$21,695	72%
Gross profit	372,656	222,668	149,988	67
Gross margin	88%	88%
Cost of revenue increased by $21.7 million, to $51.7 million for fiscal 2023 from $30.0 million for fiscal 2022, primarily due to an increase of $8.1 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $3.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $7.3 million in third-party hosting costs for increased usage of our paid SaaS offering, $1.7 million in consulting expense, $1.5 million in amortization of intangible assets, and $0.9 million in credit card fees related to our self-serve online web store. Gross margin remained at 88% for fiscal 2023 compared to fiscal 2022.
Cost of revenue attributed to our variable interest entity, JiHu, was $1.7 million and $0.9 million fiscal 2023 and 2022, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Sales and Marketing

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$309,992	$190,754	$119,238	63%
Sales and marketing expenses increased by $119.2 million, to $310.0 million for fiscal 2023 from $190.8 million for fiscal 2022, primarily due to an increase of $94.9 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $37.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $7.8 million in marketing events and brand-related expenses, an increase of $3.8 million in software and consulting expenses, and an increase of $3.2 million in hosting expenses. The purpose of our investment activities was to increase the effectiveness of our sales motions, increase our sales capacity, generate demand for our products and acquire more customers.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $7.7 million and $3.2 million for fiscal 2023 and 2022, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Research and Development

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Research and development expenses	$156,143	$97,217	$58,926	61%
Research and development expenses increased by $58.9 million, to $156.1 million for fiscal 2023 from $97.2 million for fiscal 2022, primarily due to an increase of $52.6 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $28.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $2.7 million in hosting expenses.
Research and development expenses attributed to our variable interest entity, JiHu, was $6.8 million and $2.3 million for fiscal 2023 and 2022, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

General and Administrative

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative expenses	$117,932	$63,654	$54,278	85%
General and administrative expenses increased by $54.3 million, to $117.9 million for fiscal 2023 from $63.7 million for fiscal 2022, primarily due to an increase of $43.0 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $23.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $6.1 million in consulting and software expenses to support our growth.
General and administrative expenses attributed to our variable interest entity, JiHu, was $10.5 million and $3.6 million for fiscal 2023 and 2022, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$5,078	$1,300	$3,778	291%
Research and development	36,325	8,305	28,020	337
Sales and marketing	48,001	10,550	37,451	355
General and administrative	33,163	9,854	23,309	237
Total stock-based compensation expense	$122,567	$30,009	$92,558	308%
Stock-based compensation expense increased by $92.6 million, to $122.6 million for fiscal 2023 from $30.0 million for fiscal 2022, primarily due to a $60.9 million expense from restricted stock units, or RSUs, we started granting since December 2021 and $20.5 million expense from our 2021 Employee Stock Purchase Plan, or ESPP, introduced in November 2021. Stock-based compensation expense for fiscal 2023 also includes $7.8 million attributable to our variable interest entity, JiHu. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Interest Income, and Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Interest income	$14,496	$736	$13,760	1870%

Gain from deconsolidation of Meltano Inc.	$17,798	$—	$17,798	100%
Foreign exchange gains (losses), net	4,364	(29,140)	33,504	(115)
Other expense, net	(577)	(1,710)	1,133	(66)
Total other income (expense), net	$21,585	$(30,850)	$52,435	(170)%
For fiscal 2023 compared to fiscal 2022, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities in fiscal 2023 as well as higher interest rates during fiscal 2023 compared to fiscal 2022.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the fair valuation of our retained interest in Meltano Inc., our formerly controlled subsidiary. The remaining change in other income (expense), net is mainly due to strengthening of the U.S dollar.
Loss from Equity Method Investment, Net of Tax

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Loss from equity method investment, net of tax	$(2,468)	$—	$(2,468)	100%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano Inc., we account for Meltano investment under the equity method.
Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,898	$(1,511)	$4,409	(292)%
Effective tax rate	(1.7)%	0.9%	(2.6)%
Our effective tax rate decreased by approximately 2.6% in the fiscal year ended January 31, 2023 as compared to the fiscal year ended January 31, 2022. The lower effective tax rate was primarily due to an increase in current tax liability from operations and the establishment in the year ended January 31, 2023 of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano Inc., and simultaneous establishment of our equity method investment.
Our effective tax rate for fiscal 2023 was lower than the U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance associated with the net operating losses generated during the year.
Under the provisions of Accounting Standard Codification (“ASC”) 740, Income Taxes, the determination of our ability to recognize our deferred tax assets requires an assessment of both negative and positive evidence when determining our ability to recognize deferred tax assets. We determined that it was not more likely than not that we could recognize certain deferred tax assets. The evidence we evaluated included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2023, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of January 31, 2023, the statutes for our U.S. federal 2018 through 2022 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the 2015 and 2016 tax years. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2023, unrecognized tax benefits were $7.5 million, of which $0.5 million would affect the effective tax rate if recognized. We anticipate an immaterial amount of unrecognized tax benefits to reverse in the next 12 months. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal 2023 and 2022, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.2 million and $0.1 million as of January 31, 2023 and January 31, 2022, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of January 31, 2023 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $936.7 million and $934.7 million, respectively, which were held for working capital and strategic investment purposes. As of January 31, 2023, cash and cash equivalents consist of cash in banks, money markets funds, agency securities, and treasuries, while short-term investments mainly consist of treasuries, corporate debt securities, and commercial paper.

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
The following table shows a summary of our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(77,408)	$(49,814)	$(73,580)
Net cash used in investing activities	$(605,686)	$(53,895)	$(842)
Net cash provided by financing activities	$97,482	$701,185	$12,945
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
Cash used in operating activities during fiscal 2023 was $77.4 million, primarily consisting of our net loss of $180.7 million, adjusted for non-cash items of $148.1 million (mainly attributable to stock-based compensation expense of $122.6 million), and net cash outflows of $44.9 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $11.7 million, the increase in deferred contract acquisition costs of $48.6 million, and the increase in accounts receivable of $54.2 million, partially offset by the increase in deferred revenue of $73.0 million.
Cash used in operating activities during fiscal 2022 was $49.8 million, primarily consisting of our net loss of $157.6 million, adjusted for non-cash items of $85.2 million (including amortization of deferred contract acquisition costs of $33.4 million, stock-based compensation of $30.0 million, and unrealized foreign exchange loss of $20.4 million) and net cash inflows of $22.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in deferred revenue of $79.1 million and the increase in accrued compensation and related expenses of $19.8 million, partially offset by the increase in deferred contract acquisition costs of $42.6 million and the increase in accounts receivable of $38.2 million.
Investing Activities
Cash used in investing activities during fiscal 2023 was $605.7 million, primarily consisting of $590.0 million in purchases of short-term investments, net of proceeds from maturities, $9.6 million cash outflow as a result of a deconsolidation of an erstwhile subsidiary, and $6.1 million in purchases of property and equipment.
Cash used in investing activities during fiscal 2022 was $53.9 million, primarily consisting of purchases of short-term investments, net of maturities of $50.0 million and purchases of property and equipment of $3.5 million.
Financing Activities
Cash provided by financing activities during fiscal 2023 was $97.5 million, primarily attributable to $61.7 million of contributions received from noncontrolling interests, $24.5 million of proceeds from the issuance of common stock upon stock options exercises, and $14.4 million of proceeds from the issuance of common stock under our ESPP, offset by the partial settlement of acquisition related contingent consideration of $3.1 million.
Cash provided by financing activities during fiscal 2022 was $701.2 million, primarily attributable to $654.6 million in proceeds from our IPO, net of underwriting discounts, $26.5 million of contributions received from noncontrolling interests and $25.4 million of proceeds from issuance of common stock upon stock options exercises.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 14. Commitments and Contingencies” to our consolidated financial statements.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe our judgments and estimates associated with the determination of standalone selling price for each performance obligation in revenue recognition and the accounting for stock-based compensation, which we discuss further below, could have a material impact on our consolidated financial statements.
See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements for a summary of significant accounting policies and the effect on our financial statements.
Revenue Recognition
For contracts that contain multiple performance obligations, we allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price or SSP for each performance obligation. We use judgment in determining SSP for our products and services. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately.
Self-managed subscriptions include both (i) a right to use the underlying software and (ii) a right to receive post-contract customer support during the subscription term. Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when and if available basis) and support services. We have concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, we estimate the stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and update the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, we determined the SSP allocation for each of our paid tiers across various subscription tenures. Accordingly, we have allocated up to 23% of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
Stock-Based Compensation
The Company has granted equity classified stock-based awards to team members, members of our board of directors, and non-employee advisors. The cost of stock-based awards granted to team members is measured at the grant date, based on the fair value of the award. The following awards involve a greater degree of judgment and complexity:
The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For stock options and ESPP the expense is recognized on a straight-line basis.
In fiscal 2023, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. The fair value of restricted stock awards (“RSAs”) and stock option awards is measured on the date of grant using the Binomial lattice model which includes the following highly subjective assumptions: value per share, risk-free rate, volatility, dividend yield, employee exit rate and early exercise multiple. The compensation costs related to these awards are recognized on a graded attribution method as the grants include a performance condition.
The Company granted restricted stock units (“RSUs”) settleable for 3 million shares of our Class B common stock to Mr. Sijbrandij, our founder and CEO. The RSUs involve a greater degree of judgment and complexity as they contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share. The fair value of the RSUs was determined utilizing a Monte Carlo valuation model. Any portion of these RSUs may only be earned upon a corporate transaction or after a liquidity event and only to the extent Mr. Sijbrandij continues to lead the company as our CEO. We will recognize total stock-based compensation expense over the derived service period of each tranche using the accelerated attribution method, regardless of whether the stock price hurdles are achieved.
Our performance stock units (“PSUs”), issued to the senior members of the management team are subject to a revenue performance condition and service conditions. The number of PSUs that will ultimately vest will depend on the revenue achieved by us in fiscal 2025 relative to the defined target. The fair value of PSUs is measured at the market price of our Class A common stock on the date of grant and compensation costs related to these awards are recognized on a graded-vesting method over the requisite service period. The estimate of awards expected to vest is reassessed by management at each reporting period.

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
Interest Rate Risk
As of January 31, 2023 and January 31, 2022, we had $936.7 million and $934.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $704.3 million as of January 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $830.2 million as of January 31, 2022, mainly consist of money market accounts and certificates of deposit. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of January 31, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.4 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of January 31, 2023.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of January 31, 2023, we have $83.6 million of cash and cash equivalents denominated in currencies other than the U.S. dollar, predominantly Chinese yuan for our variable interest entity, JiHu. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of January 31, 2023, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GitLab Inc. and subsidiaries (the Company) as of January 31, 2023 and January 31, 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and January 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impact of ineffective control environment
As disclosed in management’s report on internal control over financial reporting, the Company identified a material weakness as of January 31, 2023 associated with ineffective information technology general controls (ITGCs) in the areas of user access and change-management over information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls dependent on ITGCs were also deemed ineffective, because they could have been adversely impacted by the ineffective ITGCs. This material weakness affects substantially all financial statement accounts.
We identified the evaluation of the sufficiency of audit evidence in response to the material weakness as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required significant auditor judgment because of the pervasive nature of the material weakness identified above.
The following are the primary procedures we performed to address this critical audit matter.
•We applied significant auditor judgment to determine the timing, nature and extent of procedures to be performed over processes impacted by the material weakness.
•We reflected the effect of the material weakness in our assessment of risk and performed the procedures closer to the balance sheet date.
•These procedures included lowering testing thresholds, increasing sample sizes and manually testing the completeness and accuracy of system generated reports.
•We evaluated the overall sufficiency of audit evidence obtained by assessing the results of the procedures performed.
Evaluation of standalone selling prices (SSPs) for self-managed subscription and self-managed license performance obligations
As discussed in Note 3 to the consolidated financial statements, the Company recognized self-managed subscription revenue and self-managed license revenue of $275.3 million and $46.0 million, respectively, for the year ended January 31, 2023. The Company allocates the transaction price to each performance obligation based on the relative SSP. To determine SSP the Company maximizes the use of observable standalone sales and observable data where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs and uses the expected cost plus margin approach to estimate the price the Company would charge if the products and services were sold separately.
We identified the evaluation of SSPs for self-managed subscription and self-managed license performance obligations as a critical audit matter. We performed a sensitivity analysis to determine the key assumption used to determine SSP, which required challenging auditor judgment. Specifically, challenging and subjective auditor judgment was required to evaluate the estimated costs to develop the paid features in the expected cost plus margin approach. Additionally, the estimate of SSP was sensitive to variation in this key assumption.
The following are the primary procedures we performed to address this critical audit matter.
•We evaluated the overall methodology used to determine the estimate of SSPs based on the expected cost plus a margin approach.
•We performed sensitivity analyses over the Company’s assumptions used to determine the SSPs to identify the costs to develop the paid features as the key assumption and to assess the impact of changes in the assumption on the Company’s SSPs.
•We assessed the reasonableness of the key assumption by comparing it to historical data, internal data, and relevant peer data, where available.

•We evaluated the data utilized by management to estimate the cost to develop the paid features by examining a selection of requests to merge code and interviewing the Company’s engineering team.
•We tested the mathematical accuracy of management’s calculations of estimated selling prices.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
March 30, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited GitLab Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and January 31, 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 30, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment: The Company had a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company. As a result, the Company had ineffective information technology general controls in the areas of user access and change-management over information technology systems that are relevant to the Company’s preparation of their consolidated financial statements; and ineffective process level controls that use information that cannot be relied on from the affected systems, including those related to stock-based compensation and non-routine transactions. In addition, the Company had ineffective process level controls over manual journal entries and over stock-based compensation resulting from insufficient documentation maintained to support the operation of controls including the level of precision at which controls are executed. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 30, 2023

GitLab Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2023(1)	January 31, 2022(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,402	$884,672
Short-term investments	641,249	50,031
Accounts receivable, net of allowance for doubtful accounts of $1,564 and $1,098 as of January 31, 2023 and January 31, 2022, respectively	130,479	77,233
Deferred contract acquisition costs, current	26,505	24,363
Prepaid expenses and other current assets	24,327	15,544
Total current assets	1,117,962	1,051,843
Property and equipment, net	5,797	3,271
Operating lease right-of-use assets	998	—
Equity method investment	12,682	—
Goodwill	8,145	8,145
Intangible assets, net	3,901	6,285
Deferred contract acquisition costs, non-current	15,628	14,743
Other long-term assets	4,087	7,151
TOTAL ASSETS	$1,169,200	$1,091,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,184	$4,984
Accrued expenses and other current liabilities	25,954	24,571
Accrued compensation and benefits	20,776	32,820
Deferred revenue, current	254,382	179,224
Total current liabilities	306,296	241,599
Deferred revenue, non-current	28,355	32,568
Other non-current liabilities	9,824	18,002
TOTAL LIABILITIES	344,475	292,169
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of January 31, 2023 and January 31, 2022; no shares issued and outstanding as of January 31, 2023 and January 31, 2022	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of January 31, 2023 and January 31, 2022; 94,655 and 27,141 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of January 31, 2023 and January 31, 2022; 56,489 and 119,747 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	—	—
Additional paid-in capital	1,497,373	1,320,479
Accumulated deficit	(725,648)	(553,337)
Accumulated other comprehensive income (loss)	(705)	7,724
Total GitLab stockholders’ equity	771,020	774,866
Noncontrolling interests	53,705	24,403
TOTAL STOCKHOLDERS’ EQUITY	824,725	799,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,169,200	$1,091,438
___________
(1) As of January 31, 2023 and January 31, 2022, the consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $62.8 million and $17.7 million, respectively, and liabilities of $8.9 million and $3.7 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription—self-managed and SaaS	$369,349	$226,163	$132,763
License—self-managed and other	54,987	26,490	19,413
Total revenue	424,336	252,653	152,176
Cost of revenue:
Subscription—self-managed and SaaS	40,841	23,668	14,453
License—self-managed and other	10,839	6,317	4,010
Total cost of revenue	51,680	29,985	18,463
Gross profit	372,656	222,668	133,713
Operating expenses:
Sales and marketing	309,992	190,754	154,086
Research and development	156,143	97,217	106,643
General and administrative	117,932	63,654	86,868
Total operating expenses	584,067	351,625	347,597
Loss from operations	(211,411)	(128,957)	(213,884)
Interest income	14,496	736	1,070
Other income (expense), net	21,585	(30,850)	23,452
Loss before income taxes and loss from equity method investment	(175,330)	(159,071)	(189,362)
Loss from equity method investment, net of tax	(2,468)	—	—
Provision for (benefit from) income taxes	2,898	(1,511)	2,832
Net loss	$(180,696)	$(157,560)	$(192,194)
Net loss attributable to noncontrolling interest	(8,385)	(2,422)	—
Net loss attributable to GitLab	$(172,311)	$(155,138)	$(192,194)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.16)	$(1.95)	$(3.82)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	148,407	79,755	50,343
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021

Net loss	$(180,696)	$(157,560)	$(192,194)
Foreign currency translation adjustments	(5,874)	27,639	(24,005)
Net change in unrealized losses on available-for-sale securities	(4,855)	—	$—
Comprehensive loss including noncontrolling interest	$(191,425)	$(129,921)	$(216,199)
Net loss attributable to noncontrolling interest	(8,385)	(2,422)	—
Foreign currency translation adjustments attributable to noncontrolling interest	(2,300)	375	—
Comprehensive loss attributable to noncontrolling interest	(10,685)	(2,047)	—
Comprehensive loss attributable to GitLab	$(180,740)	$(127,874)	$(216,199)
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Twelve Months Ended January 31, 2023
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2020	79,959	$425,146	1,151	$—	49,338	$—	$67,168	$(206,005)	$4,090	$—	$(134,747)
Repurchase of common stock	—	—	—	—	(20)	—	(820)	—	—	—	(820)
Issuance of common stock upon conversion of preferred stock	(408)	(242)	—	—	408	—	242	—	—	—	242
Issuance of common stock related to vested exercised stock options	—	—	—	—	1,876	—	5,618	—	—	—	5,618
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	866	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	2,838	—	—	—	2,838
Stock-based compensation expense	—	—	—	—	—	—	111,846	—	—	—	111,846
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(24,005)	—	(24,005)
Net loss	—	—	—	—	—	—	—	(192,194)	—	—	(192,194)
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder (CEO) upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Conversion of Class B common stock to Class A common stock	—	—	14,550	—	(14,550)	—	—	—	—	—	—
Issuance of common stock in connection with business combination, net	—	—	—	—	26	—	959	—	—	—	959
Contingent stock consideration in connection with business combination	—	—	—	—	—	—	1,754	—	—	—	1,754
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	4,118	—	19,408	—	—	—	19,408
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	574	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	7,212	—	—	—	7,212
Warrant exercised	—	—	—	—	73	—	86	—	—	—	86
Stock-based compensation expense	—	—	—	—	—	—	30,009	—	—	—	30,009
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	27,639	375	28,014
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	26,450	26,450
Net loss	—	—	—	—	—	—	—	(155,138)	—	(2,422)	(157,560)
Balance at January 31, 2022	—	$—	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	—	—	66,162	—	(66,162)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	2,940	—	24,846	—	—	—	24,846
Issuance of common stock under employee stock purchase plan	—	—	437	—	—	—	14,378	—	—	—	14,378
Repurchases, net of early exercised stock options	—	—	—	—	(36)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	915	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	4,706	—	—	—	4,706
Stock-based compensation expense	—	—	—	—	—	—	114,811	—	—	7,756	122,567
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,429)	(2,300)	(10,729)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—	—	—	—	—	—	18,153	—	—	43,573	61,726
Deconsolidation of Meltano Inc.	—	—	—	—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—	—	—	—	—	—	—	(172,311)	—	(8,385)	(180,696)
Balances at January 31, 2023	—	$—	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(180,696)	$(157,560)	$(192,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	122,567	30,009	111,846
Operating lease non-cash expense	562	—	—
Gain from the fair value change of acquisition related contingent consideration	(1,722)	—	—
Amortization of intangible assets	2,362	665	222
Depreciation expense	3,231	543	—
Amortization of deferred contract acquisition costs	44,958	33,368	18,469
Gain from deconsolidation of Meltano Inc.	(17,798)	—	—
Loss from equity method investment	3,189	—	—
Net amortization of premiums or discounts on short-term investments	(6,077)	—	—
Unrealized foreign exchange (gain) loss	(3,727)	20,389	(24,322)
Other non-cash expense, net	594	197	458
Changes in assets and liabilities:
Accounts receivable	(54,169)	(38,223)	(14,745)
Prepaid expenses and other current assets	(8,909)	(8,219)	677
Deferred contract acquisition costs	(48,555)	(42,575)	(34,137)
Other long-term assets	3,012	(3,374)	252
Accounts payable	287	1,877	1,474
Accrued expenses and other current liabilities	4,619	13,953	733
Accrued compensation and benefits	(11,693)	19,755	4,646
Deferred revenue	73,003	79,074	52,382
Other long-term liabilities	(2,446)	307	659
Net cash used in operating activities	(77,408)	(49,814)	(73,580)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(821,622)	(100,031)	—
Proceeds from maturities of short-term investments	231,626	50,000	—
Purchases of property and equipment	(6,070)	(3,541)	—
Deconsolidation of Meltano Inc.	(9,620)	—	—
Payments for business combination, net of cash acquired and consideration withheld in an escrow	—	(323)	—
Payments for asset acquisitions	—	—	(933)
Other investing activities	—	—	91
Net cash used in investing activities	(605,686)	(53,895)	(842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	654,552	—
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	24,515	25,354	13,765
Issuance of common stock under employee stock purchase plan	14,378	—	—
Proceeds from warrants exercised	—	86	—
Repurchase of common stock in a tender offer	—	(590)	(820)
Contributions received from noncontrolling interests, net of issuance costs	61,726	26,450	—
Partial settlement of acquisition related contingent cash consideration	(3,137)	—	—

Payments of deferred offering costs	—	(4,667)	—
Net cash provided by financing activities	97,482	701,185	12,945
Impact of foreign exchange on cash and cash equivalents	(3,658)	6,846	1,000
Net increase (decrease) in cash and cash equivalents	(589,270)	604,322	(60,477)
Cash, cash equivalents, and restricted cash at beginning of period	887,172	282,850	343,327
Cash, cash equivalents, and restricted cash at end of period	$297,902	$887,172	$282,850
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$838	$1,310	$1,901
Cash donations	$—	$1,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$4,706	$7,212	$2,838
Issuance of common stock upon conversion of preferred stock	$—	$424,904	$242
Unpaid property and equipment in accrued expenses	$—	$273	$—
Unpaid deferred offering costs	$—	$40	$—
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$295,402	$884,672	$282,850
Restricted cash, included in prepaid expenses and other current assets	2,500	—	—
Restricted cash, included in other long-term assets	—	2,500	—
Total cash, cash equivalents and restricted cash	$297,902	$887,172	$282,850
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, stock-based compensation expense, fair value of contingent consideration, fair valuation of retained interest in an investee on loss of control, valuation allowance for deferred income taxes, valuation of intangibles assets and impairment of goodwill and equity method investments. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
Gains or losses from foreign currency remeasurement and settlements are included in foreign exchange gains (losses), net which is presented within other income (expense), net on the consolidated statements of operations. For the years ended January 31, 2023, 2022 and 2021, the Company recognized foreign exchange gains (losses), net of $4.4 million, $(29.1) million and $23.4 million, respectively.
For subsidiaries and the variable interest entity where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate stockholders’ equity (deficit) into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) in the consolidated balance sheets. For the years ended January 31, 2023, 2022 and 2021, the Company recognized foreign translation adjustments of $(5.9) million, $27.6 million and $(24.0) million, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents as of January 31, 2023 and 2022, consists of cash held in checking and savings accounts, investments in money market accounts and certain highly-liquid investments. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Restricted cash as of January 31, 2023 and 2022, consists of a $2.5 million acquisition related security deposit withheld in an escrow for any potential post-closing indemnification claims. Refer to “Note 7. Business Combination.”
Short-Term Investments - Marketable Securities
The Company classifies its marketable securities with stated maturities of three months and greater at the date of purchase as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of January 31, 2023, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. If the fair value of a security falls below its amortized cost, the carrying value is reduced to its fair value if management intends to sell or it is more likely than not that it will be required to sell before recovery of the amortized cost basis. If neither of these conditions are satisfied, impairment is assessed for credit losses by comparing the present value of expected cash flows with the amortized cost basis, and an allowance for credit losses is recorded for the excess of amortized cost over expected cash flows. Impairment losses not attributable to credit losses are reported as a separate component of other comprehensive loss, net of tax.

As of January 31, 2022, short-term investments comprised of certificates of deposit with a bank with an original maturity of greater than three months at the date of purchase. Such investments were carried at amortized cost, which approximated their fair value.
The cost of securities sold is based on the specific-identification method and realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. Interest on securities classified as available-for-sale is included within Interest income on our consolidated statements of operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, which represent trade receivables from the Company’s customers, are recorded at the invoiced amount and do not bear interest. The Company extends credit of typically 30 to 60 days to its customers in the normal course of business and does not require collateral from its customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses in existing accounts receivable.
As of January 31, 2023 and 2022, the allowance for doubtful accounts was $1.6 million and $1.1 million, respectively. Accounts receivable deemed uncollectible are written off against the allowance when identified.
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
The Company uses various distribution channels. As of January 31, 2023, one of these channel partners represented 12% of the accounts receivable balance, while as of January 31, 2022 another channel partner represented 14% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of January 31, 2023 and 2022, respectively.
There were no customers whose revenue represented more than 10% of total revenue during the years ended January 31, 2023, 2022 and 2021.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities due to their short-term nature. The Company also recorded at fair value acquisition related contingent considerations further discussed in “Note 7. Business Combination.”
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
Our self-managed subscriptions include two performance obligations: (i) to provide access to proprietary features in our software, and (ii) to provide support and maintenance (including the combined obligation to provide software updates on a when-and-if-available basis).
Our SaaS products provide access to hosted software as well as support, which is evaluated to be a single performance obligation.

Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software except in certain limited unique contracts.
Some of our customers have the option to purchase additional licenses or renew at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are either at the same price as the existing licenses or are within our range of standalone selling price (“SSP”) and, as such, would not result in a separate performance obligation. Where material rights are identified in our contracts, they are treated as separate performance obligations.
3)Determine the transaction price. We determine transaction price based on the consideration to which we expect to be entitled in exchange for transferring products and services to the customer.
Variable consideration is included in the transaction price only to the extent it is probable that a significant future reversal of cumulative revenue under the contract will not occur when the uncertainty associated with the variable consideration is resolved. Our contracts are non-refundable and non-cancellable. We do not offer refunds, rebates, or credits to our customers in the normal course of business. The impact of variable considerations has not been material.
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
4)Allocate the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price for each contract to each performance obligation based on the relative SSP for each performance obligation. We use judgment in determining the SSP for our products and services. We typically assess the SSP for our products and services on an annual basis or when facts and circumstances change. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. The expected cost-plus margin approach is currently used to determine SSP for each distinct performance obligation for self-managed subscriptions.
We have concluded that (i) the right to use the software and (ii) the right to receive technical support and software fixes and updates are two distinct performance obligations in our self-managed subscriptions. Since neither of these performance obligations are sold on a standalone basis, we estimate SSP for each performance obligation using a model based on the “expected cost-plus margin” approach and update the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions, which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support.
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
Subscription - self-managed and SaaS
Subscription - self-managed
The Company's self-managed subscriptions include support, maintenance, upgrades, and updates on a when-and-if-available basis. Revenue for self-managed subscriptions is recognized ratably over the contract period based on the stand-ready nature of subscription elements.
The Company offers two tiers of paid subscriptions as part of the self-managed model: Premium and Ultimate. Subscriptions for self-managed licenses include both (i) a right to use the underlying software (License revenue - Self managed) and (ii) a right to receive post-contract customer support during the subscription term (Subscription revenue - Self managed). Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when-and-if-available basis) and support services. The Company has concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, the Company estimates the SSP for each performance obligation using a model based on the “expected cost-plus margin” approach and updates the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, the Company allocated between 1 to 23% of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
The typical term of a subscription contract for self-managed offering is one to three years.
As of January 2021, Starter tier is no longer offered to new customers but remains available for a limited transitory period to our existing customers.
SaaS
We also offer two tiers of paid SaaS subscriptions: Premium and Ultimate. These subscriptions provide access to our latest managed version of our product hosted in a public or private cloud based on the customer’s preference. Revenue from our SaaS products (Subscription revenue - SaaS) is recognized ratably over the contract period when the performance obligation is satisfied.
The typical term of a subscription contract for SaaS offering is one to three years.
As of January 2021, Starter tier is no longer offered to new customers but remains available for a limited transitory period to our existing customers.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with rights to use proprietary software features. The Company allocates between 1 to 23% of the transaction value to License revenue, which is recognized upfront when the software license is made available to our customers.

Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered.
The Company presents financial information about disaggregation of revenue in “Note 3. Revenues” of the consolidated financial statements.
Deferred Revenue and Contract Assets
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
The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Customers are generally billed in advance, including some multi-year contracts, but the majority of customers in multi-year contracts specifically request to pay annually in advance. Payment terms on invoiced amounts are typically 30 to 60 days. In limited cases, the Company has offered deferred payment terms of a maximum of one year in contracts with a one year contractual term. For multi-year license subscriptions, we generally invoice customers annually at the beginning of each annual coverage period and the license revenue for the full multi-year term is recognized upfront on delivery from deferred revenue. Where the value of revenue recognized exceeds the value of amounts invoiced for a contract at the end of a reporting period, it is reclassed from deferred revenue to contract assets until invoiced. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheets.
During the years ended January 31, 2023, 2022 and 2021, $145.9 million, $87.1 million and $58.1 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented. The increase in deferred revenue balances for the periods presented is mainly attributable to the growth of contracts with new as well as existing customers.
Remaining Performance Obligations
As of January 31, 2023 and 2022, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $435.9 million and $312.4 million, respectively. As of January 31, 2023, the Company expected to recognize approximately 71% of the transaction price as product or services revenue over the next 12 months and 92% over the next 24 months.
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
Commissions and bonuses paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined generally to be three years based on historical analysis of average customer life and useful life of our product offerings. Commissions paid for subsequent renewals are amortized over the renewal term. Amortization is recognized on a straight-line basis and included in sales and marketing expenses in the consolidated statements of operations. However, costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
The following table presents the change in deferred contract acquisition costs (in thousands):

	January 31,
	2023	2022	2021
Beginning balance	$39,106	$30,476	$14,375
Added during the year	47,985	41,998	34,570
Amortized during the year	(44,958)	(33,368)	(18,469)
Ending balance	$42,133	$39,106	$30,476
Cost of Revenue
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third party service providers, personnel-related costs associated with our customer support personnel, including contractors; and allocated overhead. Personnel-related expenses consist of salaries, benefits, bonuses, and stock-based compensation.
Cost of self-managed license and other revenue consists primarily of contractor and personnel-related costs, including stock-based compensation expenses, associated with the professional services team and customer support team, and allocated overhead.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. These include costs incurred on public relations, website design, advertising, field marketing, and market research services. The Company incurred advertising costs of $27.3 million, $21.4 million and $14.1 million during the years ended January 31, 2023, 2022 and 2021, respectively.

Loss Contingencies
If an exposure to any potential claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company records a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. If applicable, the Company records receivables for probable insurance or other third-party recoveries. Due to uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position. Legal fees and other costs associated with such actions are expensed as incurred.
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
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss and changes in stockholders’ equity (deficit) that are excluded from net loss due to changes in the Company’s cumulative foreign currency translation account and unrealized gains or losses on short-term investments.

Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. We exclude equity instruments from the calculation of diluted loss per share if the effect of including such instruments is anti-dilutive. Since we are in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. For this calculation, convertible preferred stock, warrants and stock options are considered potentially dilutive instruments. While the convertible preferred stock had participating rights for dividends, it did not participate in losses and hence did not qualify as a participating security in the periods in which the Company generated a loss.
Stock-Based Compensation
The Company has granted equity classified stock-based awards to team members, members of its board of directors, and non-employee advisors. The majority of the Company's stock-based awards have been granted to team members and the service-based vesting condition for the majority of these awards is satisfied over four years.
The cost of stock-based awards granted to team members is measured at the grant date, based on the fair value of the award, and is generally recognized as expense on a straight-line basis over the requisite service period. Forfeitures are recorded as they occur. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options.
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
In May 2021, the Company granted 3 million shares of restricted stock units (“RSUs”) tied to our Class B common stock to Mr. Sijbrandij, our founder and CEO. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share. The fair value of the RSUs was determined utilizing a Monte Carlo valuation model. We recognize total stock-based compensation expense over the derived service period of each tranche using the accelerated attribution method, regardless of whether the stock price hurdles are achieved. Refer to “Note 10. Equity” for further discussion.
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
In June 2022, the Company granted 0.4 million performance stock units (“PSUs”) to senior members of its management team subject to a revenue performance condition and service conditions. The number of PSUs that will ultimately vest will depend on the revenue achieved by the Company in fiscal 2025 relative to the defined target and these estimates are regularly reviewed by the Company. The fair value of PSUs is measured at the market price of the Company’s Class A common stock on the date of grant and compensation costs related to awards expected to vest are recognized on a graded-vesting method over the requisite service period. The estimate of awards expected to vest is reassessed by management at each reporting period.

In fiscal 2023, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. The fair value of Restricted Stock Awards (“RSAs”) and stock option awards is measured on the date of grant and compensation costs related to these awards are recognized on a graded attribution method as the grants include a performance condition. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Segment Reporting
Our primary business activity is to sell subscriptions on both self-managed and SaaS models. Our chief operating decision maker, who is the Co-founder and Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, we operate our business as one operating segment and one reporting unit. The Company presents financial information about geographical mix of revenue in “Note 3. Revenues” of the consolidated financial statements.
Business Combination
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
The liabilities for any contingent consideration are established at the time of the acquisition and will be evaluated at each reporting date. Any change in the fair value adjustment is recorded in general and administrative expenses.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. The Company depreciates leasehold improvements over the shorter of the remaining lease term or estimated useful life of five years, and computers over two years.

Leases
The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating and recognizes a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The Company only has operating leases of office premises leased by JiHu. The Company accounts for lease components and non-lease components separately. We do not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
The lease liability is initially measured as the present value of the remaining lease payments over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The discount rate used to determine the present value is the Company’s incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. The Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term. The right-of-use asset is initially measured as the present value of the lease payments adjusted for prepaid lease payments to lessors.
Lease expense is recognized on a straight-line basis over the lease term.
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
We test our goodwill for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. Based on an analysis of qualitative and quantitative factors, including our market capitalization, we determined no goodwill impairment in any of the periods presented.
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in an erstwhile subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net loss resulting from the investment is reported under loss from equity method investment, net of tax in our consolidated statements of operations. The carrying value of the Company’s equity method investments is reported in equity method investment in the consolidated balance sheets. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”). Topic 842 supersedes the lease requirements in ASC Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the consolidated balance sheet for most leases and provide enhanced disclosures. The Company has adopted the Topic 842 effective February 1, 2022 by utilizing the modified retrospective transition method through a cumulative-effect adjustment to the operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as on February 1, 2022 in the amount of $0.7 million and $0.8 million, respectively. The adoption of Topic 842 did not have an impact on accumulated deficit as of February 1, 2022. Refer to “Note 11. Joint Venture and Equity Method Investment” for more information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. As an erstwhile emerging growth company (EGC), the Company had previously elected to adopt ASU 2016-13 for its fiscal year beginning February 1, 2023. However, due to the loss of EGC status as on January 31, 2023, the Company has adopted ASU 2016-13 for fiscal year 2023. The adoption of this ASU did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
There are no recently issued accounting pronouncements that we believe will have a material impact on our financial position, results of operations or cash flows.
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended January 31,
	2023		2022		2021
Subscription—self-managed and SaaS	$369,349	87%	$226,163	90%	$132,763	87%
Subscription—self-managed	275,275	65	179,564	72	114,949	75
SaaS	94,074	22	46,599	18	17,814	12
License—self-managed and other	$54,987	13%	$26,490	10%	$19,413	13%
License—self-managed	46,046	11	20,171	8	14,525	10
Professional services and other	8,941	2	6,319	2	4,888	3
Total revenue	$424,336	100%	$252,653	100%	$152,176	100%

Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
United States	$352,975	$211,520	$125,990
Europe	61,820	36,478	22,348
Asia Pacific	9,541	4,655	3,838
Total revenue	$424,336	$252,653	$152,176
During the years ended January 31, 2023, 2022 and 2021, the United States accounted for 83%, 84% and 83% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232,332	$—	$—	$232,332
Money market funds	60,073	—	—	60,073
U.S. Agency securities	2,997	—	—	2,997
Total cash and cash equivalents	$295,402	$—	$—	$295,402
Short-term investments:
Commercial paper	88,703	18	(112)	88,609
Corporate debt securities	95,805	33	(572)	95,266
Municipal bonds	1,989	—	(19)	1,970
Foreign government bonds	2,211	—	(41)	2,170
U.S. Agency securities	74,158	2	(435)	73,725
U.S. Treasury securities	383,238	—	(3,729)	379,509
Total short-term investments	$646,104	$53	$(4,908)	$641,249
As of January 31, 2022, the Company had $884.7 million of cash and cash equivalents, and $50.0 million of short-term investments, comprised of certificates of deposit with a bank with an original maturity of greater than three months at the date of purchase. Such investments were carried at amortized cost, which approximated their fair value and matured during the year ended January 31, 2023.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sale of short-term investments.

During the year ended January 31, 2023, the Company recorded $14.5 million of interest income on cash equivalents and short-term investments which includes $6.1 million of net amortization of premiums or discounts on short-term investments during the year ended January 31, 2023. During the year ended January 31, 2022 and 2021, the Company recorded $0.7 million and $1.1 million of interest income on cash equivalents and short-term investments, respectively. The Company did not record any amortization of premiums or discounts during the year ended January 31, 2022 and 2021.
As of January 31, 2023, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in thousands):

	Carrying Value	Gross Unrealized Losses
January 31, 2023
U.S. Agency securities	$73,724	$(435)
Commercial paper	45,015	(112)
Corporate debt securities	75,203	(572)
Municipal bonds	1,970	(19)
Foreign government bonds	2,170	(41)
U.S. Treasury securities	379,509	(3,729)
Total cash equivalents and short-term investments	$577,591	$(4,908)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	January 31, 2023		January 31, 2022
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$480,943	$477,520	$50,031	$50,031
Due between 1 year to 2 years	165,161	163,729	—	—
Total	$646,104	$641,249	$50,031	$50,031
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
January 31, 2023 (1)
Cash equivalents:
Money market funds	$60,073	$—	$—	$60,073
U.S. Agency securities	—	2,997	—	2,997
Short-term investments:
Commercial paper	—	88,609	—	88,609
Corporate debt securities	—	95,266	—	95,266
Municipal bonds	—	1,970	—	1,970
Foreign government bonds	—	2,170	—	2,170
U.S. Agency securities	—	73,725	—	73,725
U.S. Treasury securities	—	379,509	—	379,509
Total	$60,073	$644,246	$—	$704,319
(1) Excludes $232.3 million in cash held in the Company’s bank accounts as of January 31, 2023.
The Company had $3.4 million and $7.9 million of Level 3 contingent consideration as of January 31, 2023 and 2022, respectively. Refer to “Note 6. Supplemental Financial Statement Information” for further details.

6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Prepaid software subscriptions	$7,771	$3,950
Prepaid insurance	3,199	4,309
Prepaid expenses for the Company’s events	1,885	266
Prepaid taxes	592	3,168
Prepaid advertising costs	367	722
Other prepaid expenses	1,915	1,834
Restricted cash(1)	2,500	—
Interest receivable	2,310	49
Revenue contract asset	1,532	—
Security and other deposits	510	981
Other current assets	1,746	265
Total prepaid expense and other current assets	$24,327	$15,544
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	January 31, 2023	January 31, 2022
Computer and office equipment	$8,581	$3,049
Leasehold improvements	1,208	765
	9,789	3,814
Less: Accumulated depreciation(1)	(3,992)	(543)
Total property and equipment, net(1)	$5,797	$3,271

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $3.2 million, $0.5 million and zero for the years ended January 31, 2023, 2022 and 2021, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Security and other deposits	$3,172	$2,832
Restricted cash (1)	—	2,500
Deferred software implementation costs	594	969
Other long-term assets	321	850
Total other long-term assets	$4,087	$7,151
(1) Refer to “Note 7. Business Combination”.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Accrued expenses	$10,686	$8,605
Indirect taxes payable	4,498	4,044
Customer refunds	3,465	2,017
ESPP employee contributions	2,967	6,557
Acquisition related consideration withheld in escrow (1)	2,500	—
Income taxes payable	859	319
Operating lease liabilities - current portion	716	—
Acquisition related contingent cash consideration (1)	—	3,029
Other current liabilities	263	—
Total accrued expenses and other current liabilities	$25,954	$24,571
(1) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Accrued commissions	$8,512	$8,417
Payroll taxes payable	3,013	14,506
Other accrued team member related payables	9,251	9,897
Total accrued compensation and benefits	$20,776	$32,820

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Acquisition related contingent cash consideration (1)	$3,443	$4,929
Provision towards labor matters (2)	2,504	2,573
Early exercised options liability	1,800	6,837
Deferred tax liabilities	849	379
Long term taxes payable	647	784
Operating lease liabilities - long-term portion	413	—
Acquisition related consideration withheld in escrow (1)	—	2,500
Other long-term liabilities	168	—
Total other long-term liabilities	$9,824	$18,002
(1) Refer to “Note 7. Business Combination”.
(2) Refer to “Note 14. Commitments and Contingencies”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Gain from deconsolidation of Meltano Inc. (1)	$17,798	$—	$—
Foreign exchange gains (losses), net	4,364	(29,140)	23,423
Other expense, net	(577)	(1,710)	29
Total other income (expense), net	$21,585	$(30,850)	$23,452
(1) Refer to “Note 11. Joint Venture and Equity Method Investment”.
7. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$2,970
Fair value of common stock issued on closing	959
Contingent common stock consideration (classified under additional paid-in capital)	1,754
Contingent cash consideration	3,007
Contingent cash consideration (classified under other long-term liabilities)	4,893
Total consideration	$13,583
Cash consideration includes $2.5 million held back as partial security for post-closing indemnification claims made within 18 months of the closing date recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of January 31, 2023 and in other long-term liabilities as of January 31, 2022.
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
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration, part of which was previously recorded in accrued expenses and other current liabilities. The difference of $1.1 million between the amount accrued and the amount paid was attributable to the change in fair value of the original measurement and was recorded as a loss in general and administrative expenses during the year ended January 31, 2023.
We reassessed the fair value of outstanding operational milestones and recorded the fair value gain of $1.7 million in general and administrative expenses for the year ended January 31, 2023.
Accretion expense was $0.3 million for the year ended January 31, 2023. There was no accretion expense for the years ended January 31, 2022 and 2021.
Results of operations of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition. The revenue and net loss earned by the business acquired following the acquisition are not material to our consolidated results of operations.
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2023 and January 31, 2022	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

January 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,401)	$3,799	1.8
Developed technology from asset acquisitions (1)	1,359	(1,257)	102	0.3
Total	$7,559	$(3,658)	$3,901

January 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(334)	$5,866	2.8
Developed technology from asset acquisitions (1)	1,402	(983)	419	1.3
Total	$7,602	$(1,317)	$6,285
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $2.4 million, $0.7 million and $0.2 million for the years ended January 31, 2023, 2022 and 2021, respectively.
As of January 31, 2023, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2024	$2,166
2025	1,735
Total future amortization	$3,901
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S.-based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $3.9 million, $2.8 million and $1.9 million for the years ended January 31, 2023, 2022 and 2021, respectively.

10. Equity
In connection with our initial public offering (the “IPO”), on October 18, 2021, the Company filed a restated certificate of incorporation that authorized the issuance of 1,500,000,000 shares of Class A common stock, 250,000,000 shares of Class B common stock, and 50,000,000 shares of preferred stock at $0.0000025 par value for each class of shares. Common stockholders are entitled to dividends when and if declared by the board of directors. No dividends have been declared to date. The holder of each share of Class A common stock is entitled to one vote and the holder of each share of Class B common stock is entitled to ten votes.
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	January 31, 2023	January 31, 2022
Class A and Class B common stock
Options issued and outstanding	12,686	17,146
Shares available for issuance under Equity Incentive Plans	21,483	18,248
RSUs and PSUs issued and outstanding	8,336	3,280
Shares reserved for issuance to charitable organizations	1,636	1,636
2021 ESPP	4,303	3,271
Total	48,444	43,581
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of January 31, 2023 and January 31, 2022, there were 194,304 and 713,967 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $1.8 million and $6.8 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the consolidated balance sheets.
For accounting purposes, issuance of shares will be recognized only on vesting. However, shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
Convertible Preferred Stock
Upon the closing of the IPO, all 79.6 million shares of the Company’s convertible preferred stock outstanding were automatically converted into an equal number of shares of Class B common stock and their carrying value of $424.9 million was reclassified into stockholders’ equity. As of January 31, 2023 and January 31, 2022, there were no shares of convertible preferred stock issued and outstanding.
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
In September 2021, in connection with the IPO, the board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the Company’s 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to the Company’s team members. The Company may grant all other types of awards to its team members, directors, and consultants. The Company initially reserved 13,032,289 shares of its Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on February 1 of each of the years from 2022 through 2031.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	January 31, 2023	January 31, 2022
Available at beginning of period	18,248	4,796
Awards authorized	7,673	22,532
Options granted	—	(7,936)
RSUs and PSUs granted	(6,651)	(3,290)
RSUs and PSUs canceled and forfeited	657	10
Options canceled and forfeited	1,496	2,044
Options repurchased	60	92
Available at end of period	21,483	18,248
In the event that shares previously issued under the above Plans are reacquired by the Company, such shares shall be added to the number of shares then available for issuance under the 2021 Plan. In the event that an outstanding stock option for any reason expires or is canceled, the shares allocable to the unexercised portion of such stock option will be added to the number of shares then available for issuance under the 2021 Plan.
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2020	16,253	$4.56	9.03	$70.6
Options granted	4,622	11.27	9.11
Options exercised	(2,862)	4.87	5.56
Options canceled	(79)	3.79	—
Options forfeited	(1,891)	5.50	—
Balances at January 31, 2021	16,043	$6.33	8.39	$166.6
Options granted	7,936	18.68	8.50
Options exercised	(4,789)	5.40	5.07
Options canceled	(81)	6.20	—
Options forfeited	(1,963)	10.47	—
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Options granted	—	—
Options exercised	(2,964)	8.49
Options canceled	(33)	9.46
Options forfeited	(1,463)	14.52
Balances at January 31, 2023	12,686	$12.30	7.00	$470.8
Options vested at January 31, 2023	7,027	$9.43	6.42	$281.0
Options vested and expected to vest at January 31, 2023	12,686	$12.30	7.00	$470.8
No options were granted during the year ended January 31, 2023 and the aggregate grant-date fair value of options vested during the years ended January 31, 2023, 2022 and 2021 was $31.0 million, $10.8 million and $8.2 million, respectively. The weighted-average grant-date fair value per share of options granted was $10.81 and $3.55 for the years ended January 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2023, 2022 and 2021 was $123.4 million, $280.5 million and $33.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of January 31, 2023 and January 31, 2022, approximately $46.2 million and $80.3 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 2.1 years and 2.7 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.

The fair value of each stock option grant was estimated on the date of grant, using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Fiscal Year Ended January 31,
	2022	2021
Risk-free interest rate	1.10%	0.50%
Weighted-average volatility	43.50%	31.90%
Weighted-average expected term (in years)	6.10	6.02
Dividend yield	—%	—%
No options were granted during the year ended January 31, 2023.
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
The following table summarizes the Company’s RSU activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2021	—	$—
Granted	272	82.11
Vested	—	—
Canceled/forfeited	—	—
Balances at January 31, 2022	272	$82.11
Granted	6,286	52.52
Vested	(930)	55.01
Canceled/forfeited	(610)	54.56
Balances at January 31, 2023	5,018	$53.33
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
As of January 31, 2023 and January 31, 2022, approximately $254.8 million and $21.5 million, respectively, of total unrecognized compensation cost was related to restricted stock units granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.2 years and 3.9 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $1.6 million of stock-based compensation expense related to PSUs during the year ended January 31, 2023. As of January 31, 2023, unrecognized stock-based compensation expense related to these PSUs was $7.4 million to be recognized over a period of 2.9 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Mr. Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. The Company recorded $1.7 million and $1.2 million of stock-based compensation expense related to the CEO RSUs during the years ended January 31, 2023 and 2022, respectively. As of January 31, 2023, unrecognized stock-based compensation expense related to these RSUs was $5.9 million which will be recognized over the remaining derived service period of the respective tranches which ranges from 2 to 7 years.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors and its stockholders approved the ESPP to enable eligible team members to purchase shares of the Company’s Class A common stock with accumulated payroll deductions and provides a 15% purchase price discount of the fair market value of the Company’s Class A common stock on the IPO date or purchase date, whichever is lower. The ESPP also provides up to a 27-month look-back period with four purchase dates in May and November of each year, and the first purchase occurred in May 2022.
If the closing price of the Company’s Class A common stock on the first day of the current offering period is higher than the price on the last day of any applicable purchase period, the ESPP requires the price to be reset based on the lower fair market value and the offering period to be rolled over for a new period of 24 months. During fiscal 2023, this reset and rollover was triggered only on the May 31, 2022 purchase date. The original offering period commencing on the IPO date through November 30, 2023 was modified to a new offering period commencing June 1, 2022 through May 31, 2024 and the ESPP price was reset based on the closing price of the Company’s Class A common stock on May 31, 2022. In accordance with ASC 718, Stock-Based Compensation, the modification in respect of the reset of the ESPP price and rollover resulted in an incremental charge of stock-based compensation expense of $2.8 million during the year ended January 31, 2023. The remaining modification charge of $6.2 million will be recognized over the remainder of the new offering period.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

	Fiscal Year Ended January 31,	Fiscal Year Ended January 31,
	2023	2022
Risk-free interest rate	1.62% - 4.55%	0.07% - 0.17%
Volatility	44.95% - 55.19%	38.47% -41.75%
Expected term (in years)	0.50 - 2.00	0.57 -1.07
Dividend yield	—%	—%
The Company recorded $25.7 million and $5.1 million of stock-based compensation expense related to the ESPP during the years ended January 31, 2023 and 2022, respectively. As of January 31, 2023, approximately $21.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
As of January 31, 2023, the Company issued 0.4 million shares of Class A common stock to team members through the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenue	$5,078	$1,300	$1,185
Research and development	36,325	8,305	31,519
Sales and marketing	48,001	10,550	21,504
General and administrative	33,163	9,854	57,638
Total stock-based compensation expense (1) (2)	$122,567	$30,009	$111,846
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
(2) The table above includes stock-based compensation related to the tender offers. The Company recognized $0.3 million and $103.3 million of incremental stock-based compensation expense related to the tender offers for fiscal 2022 and 2021, respectively.
The corporate income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $7.7 million and $7.0 million for the years ended January 31, 2023 and 2022, respectively, and not material for the year ended January 31, 2021.

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
During the year ended January 31, 2023, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. During the year ended January 31, 2023, the Company recognized $7.8 million of stock-based compensation expense related to JiHu ESOP, respectively. As of January 31, 2023, approximately $14.5 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.2 years. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Operating Leases
The Company recognized $0.6 million, $0.2 million and zero of operating lease expense during the year ended January 31, 2023, 2022 and 2021, respectively. The Company has non-cancelable operating leases maturing over the next two years with total lease payments of $1.2 million and total present value of lease liabilities of $1.1 million.
The table below presents supplemental information related to operating leases for the year ended January 31, 2023 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.30
Weighted-average discount rate	3.70%
Right-of-use assets obtained in exchange for new operating lease liabilities	$515
Cash paid for amounts included in the measurement of lease liabilities	$797

Selected financial information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022

Revenue	$4,743	$1,237
Cost of revenue	1,731	945
Gross profit (loss)	3,012	292
Operating expenses:
Sales and marketing	7,670	3,200
Research and development	6,818	2,299
General and administrative	10,515	3,589
Total operating expenses	25,003	9,088
Loss from operations	(21,991)	(8,796)
Interest income	659	—
Other income, net	1,633	67
Net loss before income taxes	(19,699)	(8,729)
Net loss	$(19,699)	$(8,729)

Net loss attributable to noncontrolling interest	$(8,385)	$(2,422)

	January 31, 2023	January 31, 2022

Cash and cash equivalents	$56,744	$14,198
Property and equipment, net	1,135	769
Operating lease right-of-use assets	998	—
Other assets	3,950	2,765
Total assets	$62,827	$17,732

Total liabilities	$8,871	$3,663
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
The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Meltano of $11.3 million, recognition of retained interest at fair value of $15.9 million, and a gain of $17.8 million recorded in other income (expense), net during the year ended January 31, 2023. The fair value of retained interest was determined using Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock. As of the date of the loss of control, the basis difference between the fair value of investment in Meltano and the Company’s share in the net assets of Meltano was attributed to equity method goodwill.
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $12.7 million in “equity method investment” on its consolidated balance sheet as of January 31, 2023. During the year ended January 31, 2023, the Company recognized a loss from equity method investment of $2.5 million, net of tax on the consolidated statements of operations.
As of January 31, 2023, the Company owns 96% of the common stock in Meltano. As of January 31, 2023, Meltano has 3.5 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 46% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
12. Income Taxes
The components of total income (loss) from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
US	$(4,877)	$19,486	$(48,866)
Foreign	(170,453)	(178,557)	(140,496)
Loss before income taxes	$(175,330)	$(159,071)	$(189,362)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal and State	$1,432	$(863)	$2,517
Foreign	822	671	315
Total current	$2,254	$(192)	$2,832
Deferred:
Federal and State	$614	$(1,443)	$—
Foreign	30	124	—
Total deferred	$644	$(1,319)	$—

Provision for (benefit from) income taxes	$2,898	$(1,511)	$2,832

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.2)	0.2	(0.2)
Stock-based compensation	(0.4)	5.0	(7.3)
Non-deductible Executive Compensation	(1.6)	(0.5)	—
Research tax credit	2.7	1.0	0.2
Foreign rate differential	5.5	6.1	2.8
Change in valuation allowance	(29.0)	(30.3)	(18.6)
Foreign derived intangible income deduction	0.6	0.3	0.2
Unrecognized tax benefits	(0.5)	(1.3)	—
Other	0.2	(0.6)	0.4
Total	(1.7)%	0.9%	(1.5)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$144,016	$99,291
Research tax credits	2,359	1,211
Deferred revenue	5,876	3,811
Accruals and other assets	3,590	2,714
Intangibles	8,278	14,751
Stock-based compensation	5,040	1,587
Gross deferred tax assets	169,159	123,365
Valuation allowance	(159,470)	(115,839)
Net deferred tax assets	9,689	7,526
Deferred tax liabilities:
Deferred contract acquisition costs	(6,095)	(6,516)
Acquired intangibles	(863)	(1,389)
Equity Method Investment	(2,892)	—
Fixed Assets	(499)	—
Other	(189)	—
Net deferred tax liabilities	$(849)	$(379)
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. The Company determined that it was not more likely than not that the Company could recognize certain deferred tax assets. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
The increase of $43.6 million in the valuation allowance for the year ended January 31, 2023 is primarily due to net operating losses generated during the year. As of January 31, 2023, the Company recorded $0.8 million of deferred tax liabilities, net.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings of the foreign subsidiaries indefinitely. The Company’s share of the undistributed earnings of foreign corporations not included in its consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2023, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of January 31, 2023, the Company had federal net operating loss carryforwards of approximately $2.3 million, state net operating loss carryforwards of approximately $87.7 million and foreign net operating loss carryforwards of approximately $539.9 million. All of the federal net operating loss carryforwards are carried over from an entity acquired in the previous fiscal year. The federal net operating loss carryforwards do not expire as they were generated post Tax Cuts and Jobs Act, where net operating losses generated after December 31, 2017 do not expire. The U.S. state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2032. The foreign net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2027. In addition, the Company has research tax credit carryforwards of approximately $4.2 million for federal purposes. The U.S. Federal Research & Experimentation (R&E) credit, if not utilized, will begin to expire in 2042. The Company also has research tax credit carryforwards of approximately $1.4 million for U.S. state purposes, which if not utilized, will begin to expire in 2030. Pursuant to the U.S. Internal Revenue Code, the Net Operating Loss and R&E credit could be subject to limitation should the Company experience an owner shift of greater than 50 percent over a 3 year period; however at this time, the effect of this limitation is immaterial.
Uncertain Tax Positions
At January 31, 2023, the Company’s U.S. federal 2018 through 2021 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2023, unrecognized tax benefits approximated $7.5 million, of which $0.5 million would affect the effective tax rate if recognized. As of January 31, 2022, unrecognized tax benefits approximated $5.6 million, of which $0.8 million would affect the effective tax rate if recognized. The Company anticipates an immaterial amount of unrecognized tax benefits to reverse in the next 12 months.
The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	January 31,
	2023	2022
Beginning balance	$5,557	$—
Gross increases and decreases due to tax positions taken in prior periods	685	4,076
Gross increases and decreases due to tax position taken in current period	1,369	1,481
Gross increases and decreases due to settlements with taxing authorities	—	—
Gross increases and decreases due to lapses in applicable statutes of limitations	(151)	—
Ending balance	$7,460	$5,557
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2023, 2022 and 2021, the Company recognized interest and penalties of $0.2 million, $0.1 million and zero, respectively.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss attributable to GitLab	$(172,311)	$(155,138)	$(192,194)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	148,407	79,755	50,343

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.16)	$(1.95)	$(3.82)
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

	As of

	January 31, 2023	January 31, 2022	January 31, 2021
Shares subject to outstanding common stock options	12,686	17,146	16,043
Unvested restricted stock in connection with business combination	8	16	—
Unvested early exercised stock options	194	714	1,510
Unvested RSUs and PSUs	8,336	3,264	—
Shares subject to the 2021 ESPP	81	256	—
Convertible preferred stock (on an if-converted basis)	—	—	79,551
Warrants	—	—	73
Total	21,305	21,396	97,177
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s contractual commitments relate mainly to third-party non-cancelable hosting infrastructure agreements and subscription arrangements used in the ordinary course of business.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2023 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years
Purchase commitments (1)	$216,948	$112,911	$104,037
(1) The table above includes $126 million of remaining non-cancelable contractual commitments as of January 31, 2023 related to one of the Company’s hosting infrastructure vendors, under which the Company committed to spend an aggregate of at least $171 million between October 2020 and September 2025.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of January 31, 2023 and January 31, 2022, the estimated liability relating to these matters was $2.5 million and $2.6 million, respectively.
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
15. Subsequent Events
Reduction in Force (“RIF”)
In the first quarter of fiscal year 2024, the Company announced a plan to reduce its global headcount by approximately 7% of the total headcount, following a review of the Company’s business structure and after taking other cost-cutting measures to reduce expenses.
As a result of the above plan, the Company recognized total restructuring charges of approximately $9.0 million in the first quarter of fiscal year 2024, which consisted primarily of one-time severance and other termination benefit costs of $7.5 million, as well as accelerated stock-based compensation directly related to this reduction in force of $1.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer (“CEO”) and Chief Financial Officer (”CFO”) (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2023. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of January 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2023 due to the material weaknesses in internal control over financial reporting, described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2023, management determined that material weaknesses exist due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company. As a result, the following material weaknesses exist:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in financial reporting processes,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of controls over manual journal entries,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over stock-based compensation at a sufficient level of precision and such controls relied on reports and information adversely impacted by the IT general control deficiencies, and
•As previously reported, we did not design and maintain effective and timely review procedures over the accounting for and disclosure of non-routine transactions. This material weakness has not been remediated, as the new controls designed rely on reports and information adversely impacted by the IT general control deficiencies.

The aforementioned material weaknesses did not result in a material misstatement to our annual or interim financial statements, however, the deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of January 31, 2023.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 of this Annual Report on Form 10-K.
Remediation Plan for Material Weaknesses
During the year ended January 31, 2023, we commenced implementing of the following steps intended to remediate our material weaknesses:
•Strengthening IT governance and designing IT general controls including program change management, restricting user access to our internal systems used for financial reporting and enhancing the retention of contemporaneous documentation of reviews over IT general controls,
•Enhancing the review of manual journal entries, including outlining policies and procedures to strengthen retention of contemporaneous documentation and supervisory reviews by management,
•Enhancing the precision of controls around the review of equity transactions, including the review of underlying source data and outlining policies and procedures to strengthen the retention of contemporaneous documentation of control reviews,
•Enhancing the review process around non-standard contracts and expanding our internal disclosure review processes to provide greater representation across various functions to ensure timely identification and review of non-routine transactions, and
•Developing and deploying training programs regarding the operation and importance of internal controls.
We believe the actions described above, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls. However, our efforts to remediate these material weaknesses may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended January 31, 2023 in connection with our 2023 annual meeting of shareholders, or the Proxy Statement, and is incorporated herein by reference.
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
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the deferred tax valuation allowance for the fiscal years ended January 31, 2023, 2022, and 2021:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2023
Deferred tax valuation allowance	$115,839	$43,631	$—	$159,470
Year ended January 31, 2022
Deferred tax valuation allowance	$74,870	$40,969	$—	$115,839
Year ended January 31, 2021
Deferred tax valuation allowance	$37,847	$37,023	$—	$74,870
(3) Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2021 of GitLab Inc.	10-Q	001-40895	3.2	12/7/2021
3.2	Amended and Restated Bylaws of GitLab Inc.	8-K	001-40895	3.1	12/15/2022
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/2021
4.2	Form of Class B Common Stock Warrant	S-1/A	333-259602	4.3	10/4/2021
4.3	Description of Registrant’s Securities	10-K	001-40895	4.4	4/8/2022
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of directors and executive officers	S-1	333-259602	10.1	9/17/2021
10.2†	GitLab Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-259602	10.2	9/17/2021
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements	S-1/A	333.259602	10.3	10/4/2021

10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	10-Q	001-40895	10.4	6/7/2022
10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers	S-1/A	333-259602	10.5	10/4/2021
10.6†‡	Form of Global Performance Stock Unit Award Agreement	10-Q	001-40895	10.6	9/7/2022
10.7†	Service Continuation Agreement between the Registrant and Eric Johnson	10-Q	001-40895	10.7	12/6/2022
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

GITLAB INC.
Date: March 30, 2023
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: March 30, 2023
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: March 30, 2023
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer
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

Name	Title	Date
/s/ Sytse Sijbrandij	Director and Chief Executive Officer	March 30, 2023
Sytse Sijbrandij	(principal executive officer)

/s/ Brian Robins	Chief Financial Officer	March 30, 2023
Brian Robins	(principal financial officer)

/s/ Dale Brown	Principal Accounting Officer	March 30, 2023
Dale Brown	(principal accounting officer)

/s/ Sundeep Bedi	Director	March 30, 2023
Sundeep Bedi

/s/ Karen Blasing	Director	March 30, 2023
Karen Blasing

/s/ Sue Bostrom	Director	March 30, 2023
Sue Bostrom

/s/ Matthew Jacobson	Director	March 30, 2023
Matthew Jacobson

/s/ Mark Porter	Director	March 30, 2023
Mark Porter

/s/ Merline Saintil	Director	March 30, 2023
Merline Saintil

/s/ Godfrey Sullivan	Director	March 30, 2023
Godfrey Sullivan