Form 10-Q
period 2023-04-30
Gitlab Inc.
filed 2023-06-06
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 26, 2023, the number of shares of the registrant’s Class A common stock outstanding was 96.4 million and the number of shares of the registrant’s Class B common stock outstanding was 56.4 million.
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
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
•our plans to incorporate artificial intelligence features into our products;
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
•the impact of macroeconomic conditions and global events, including inflation, rising interest rates, increased volatility in the capital markets, instability in the global banking sector and regional and global conflict, including the armed conflict in Ukraine, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2023(1)	January 31, 2023(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$315,933	$295,402
Short-term investments	621,706	641,249
Accounts receivable, net of allowance for doubtful accounts of $593 and $1,564 as of April 30, 2023 and January 31, 2023, respectively	126,079	130,479
Deferred contract acquisition costs, current	25,093	26,505
Prepaid expenses and other current assets	26,409	24,327
Total current assets	1,115,220	1,117,962
Property and equipment, net	4,936	5,797
Operating lease right-of-use assets	1,300	998
Equity method investment	11,735	12,682
Goodwill	8,145	8,145
Intangible assets, net	3,321	3,901
Deferred contract acquisition costs, non-current	15,014	15,628
Other long-term assets	4,437	4,087
TOTAL ASSETS	$1,164,108	$1,169,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,029	$5,184
Accrued expenses and other current liabilities	28,885	25,954
Accrued compensation and benefits	15,716	20,776
Deferred revenue, current	263,423	254,382
Total current liabilities	311,053	306,296
Deferred revenue, non-current	28,043	28,355
Other non-current liabilities	9,411	9,824
TOTAL LIABILITIES	348,507	344,475
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of April 30, 2023 and January 31, 2023; no shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of April 30, 2023 and January 31, 2023; 96,240 and 94,655 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of April 30, 2023 and January 31, 2023; 56,453 and 56,489 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,542,603	1,497,373
Accumulated deficit	(778,117)	(725,648)
Accumulated other comprehensive income (loss)	1,003	(705)
Total GitLab stockholders’ equity	765,489	771,020
Noncontrolling interests	50,112	53,705
TOTAL STOCKHOLDERS’ EQUITY	815,601	824,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,164,108	$1,169,200
___________
(1) As of April 30, 2023 and January 31, 2023, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $57.0 million and $62.8 million, respectively, and liabilities of $7.7 million and $8.9 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription—self-managed and SaaS	$111,191	$76,923
License—self-managed and other	15,687	10,484
Total revenue	126,878	87,407
Cost of revenue:
Subscription—self-managed and SaaS	10,891	7,933
License—self-managed and other	3,048	1,915
Total cost of revenue	13,939	9,848
Gross profit	112,939	77,559
Operating expenses:
Sales and marketing	86,537	66,710
Research and development	50,387	31,830
General and administrative	34,248	21,892
Total operating expenses	171,172	120,432
Loss from operations	(58,233)	(42,873)
Interest income	7,315	526
Other income, net	253	18,448
Loss before income taxes and loss from equity method investment	(50,665)	(23,899)
Loss from equity method investment, net of tax	(748)	(203)
Provision for income taxes	1,486	2,511
Net loss	$(52,899)	$(26,613)
Net loss attributable to noncontrolling interest	(430)	(514)
Net loss attributable to GitLab	$(52,469)	$(26,099)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.18)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	151,692	146,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022

Net loss	$(52,899)	$(26,613)
Foreign currency translation adjustments	(857)	(2,664)
Net change in unrealized gains (losses) on available-for-sale securities	1,497	(69)
Comprehensive loss including noncontrolling interest	$(52,259)	$(29,346)
Net loss attributable to noncontrolling interest	(430)	(514)
Foreign currency translation adjustments attributable to noncontrolling interest	(1,068)	(1,315)
Comprehensive loss attributable to noncontrolling interest	(1,498)	(1,829)
Comprehensive loss attributable to GitLab	$(50,761)	$(27,517)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2022
	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount
Balance at January 31, 2022	27,141	—	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	46,908		—	(46,908)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—		—	734	—	5,220	—	—	—	5,220
Issuance of common stock related to early exercised stock options, net of repurchases	—		—	9	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—		—	1	—	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	2,146	—	—	—	2,146
Stock-based compensation expense	—		—	—	—	17,254	—	—	217	17,471
Other comprehensive loss	—		—	—	—	—	—	(1,418)	(1,315)	(2,733)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—		—	—	—	10,125	—	—	24,659	34,784
Deconsolidation of Meltano Inc.	—		—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—		—	—	—	—	(26,099)	—	(514)	(26,613)
Balances at April 30, 2022	74,049		$—	73,583	$—	$1,355,224	$(579,436)	$6,306	$36,108	$818,202

	Three Months Ended April 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	1,145	—	(1,145)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,120	—	7,613	—	—	—	7,613
Repurchases, net of early exercised stock options	—	—	(11)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	359	—	—	—	—	—	—	—	—
Charitable donation of common stock	81	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—		—	517	—	—	—	517
Stock-based compensation expense	—	—	—	—	34,804	—	—	(2,474)	32,330
Change in noncontrolling interest ownership	—	—	—	—	(379)	—	—	379	—
Other comprehensive income (loss)	—	—	—	—	—	—	1,708	(1,068)	640
Net loss	—	—	—	—	—	(52,469)	—	(430)	(52,899)
Balances at April 30, 2023	96,240	$—	56,453	$—	$1,542,603	$(778,117)	$1,003	$50,112	$815,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(52,899)	$(26,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,330	17,471
Charitable donation of common stock	2,675	—
Amortization of intangible assets	579	581
Depreciation expense	1,092	558
Amortization of deferred contract acquisition costs	10,549	10,813
Gain from deconsolidation of Meltano Inc.	—	(17,798)
Loss from equity method investment	947	256
Net amortization of premiums or discounts on short-term investments	(3,596)	—
Unrealized foreign exchange gain, net	(262)	(231)
Other non-cash income, net	(59)	(268)
Changes in assets and liabilities:
Accounts receivable	4,840	8,674
Prepaid expenses and other current assets	(2,087)	(2,158)
Deferred contract acquisition costs	(8,497)	(10,249)
Other long-term assets	(302)	(61)
Accounts payable	(2,158)	800
Accrued expenses and other current liabilities	2,789	1,569
Accrued compensation and benefits	(5,121)	(20,606)
Deferred revenue	8,383	6,687
Other long-term liabilities	(164)	2,419
Net cash used in operating activities	(10,961)	(28,156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(58,864)	(47,361)
Proceeds from maturities of short-term investments	83,500	50,031
Purchases of property and equipment	(256)	(1,874)
Deconsolidation of Meltano Inc.	—	(9,620)
Net cash provided by (used in) investing activities	24,380	(8,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	7,513	5,317
Proceeds from short-term borrowings from an investor in JiHu	—	2,878
Contributions received from noncontrolling interests, net of issuance costs	—	35,528
Net cash provided by financing activities	7,513	43,723
Impact of foreign exchange on cash and cash equivalents	(401)	(3,926)
Net increase in cash and cash equivalents	20,531	2,817
Cash, cash equivalents, and restricted cash at beginning of period	297,902	887,172
Cash, cash equivalents, and restricted cash at end of period	$318,433	$889,989
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,066	$173
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$517	$2,146
Unpaid property and equipment in accrued expenses	$—	$33

Unpaid issuance costs related to capital contributions from noncontrolling interest holders	$—	$744
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$315,933	$887,489
Restricted cash, included in prepaid expenses and other current assets	2,500	—
Restricted cash, included in other long-term assets	—	2,500
Total cash, cash equivalents and restricted cash	$318,433	$889,989
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
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2024 and 2023 refer to the fiscal year ending January 31, 2024 and the fiscal year ended January 31, 2023, respectively.
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
Principles of Consolidation
The condensed consolidated financial statements include 100% of the accounts of wholly owned and majority owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The ownership interest of other investors is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2023		2022
Subscription—self-managed and SaaS	$111,191	88%	$76,923	88%
Subscription—self-managed	79,587	63	59,719	68
SaaS	31,604	25	17,204	20
License—self-managed and other	$15,687	12%	$10,484	12%
License—self-managed	13,355	10	8,777	10
Professional services and other	2,332	2	1,707	2
Total revenue	$126,878	100%	$87,407	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$102,962	$72,274
Europe	20,957	12,988
Asia Pacific	2,959	2,145
Total revenue	$126,878	$87,407
During the three months ended April 30, 2023 and 2022, the United States accounted for 81% and 83% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
Deferred Revenue
During the three months ended April 30, 2023 and 2022, $90.6 million and $59.8 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
Remaining Performance Obligations
As of April 30, 2023 and January 31, 2023, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $460.3 million and $435.9 million, respectively. As of April 30, 2023, the Company expects to recognize approximately 70% of the transaction price as product or services revenue over the next 12 months and 92% over the next 24 months.
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
The Company uses various distribution channels. As of April 30, 2023, two of these channel partners represented 12% and 13% of the accounts receivable balance, respectively, while as of January 31, 2023 one of these channel partners represented 12% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of April 30, 2023 and January 31, 2023.
There were no customers whose revenue represented more than 10% of total revenue during the three months ended April 30, 2023 and 2022.

4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$225,794	$—	$—	$225,794
Money market funds	86,665	—	—	86,665
Commercial paper	3,476	—	(2)	3,474
Total cash and cash equivalents	$315,935	$—	$(2)	$315,933
Short-term investments:
Commercial paper	107,285	—	(147)	107,138
Corporate debt securities	122,903	92	(583)	122,412
Municipal bonds	1,995	—	(9)	1,986
Foreign government bonds	2,222	—	(30)	2,192
U.S. Agency securities	72,842	1	(374)	72,469
U.S. Treasury securities	317,815	—	(2,306)	315,509
Total short-term investments	$625,062	$93	$(3,449)	$621,706

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232,332	$—	$—	$232,332
Money market funds	60,073	—	—	60,073
U.S. Agency securities	2,997	—	—	2,997
Total cash and cash equivalents	$295,402	$—	$—	$295,402
Short-term investments:
Commercial paper	88,703	18	(112)	88,609
Corporate debt securities	95,805	33	(572)	95,266
Municipal bonds	1,989	—	(19)	1,970
Foreign government bonds	2,211	—	(41)	2,170
U.S. Agency securities	74,158	2	(435)	73,725
U.S. Treasury securities	383,238	—	(3,729)	379,509
Total short-term investments	$646,104	$53	$(4,908)	$641,249
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three months ended April 30, 2023 and 2022, the Company did not have any material realized gains or losses as a result of maturities or sale of short-term investments.
During the three months ended April 30, 2023, the Company recorded $7.3 million of interest income on cash equivalents and short-term investments which includes $3.6 million of net amortization of premiums or discounts on short-term investments during the three months ended April 30, 2023. During the three months ended April 30, 2022, the Company recorded $0.5 million of interest income on cash equivalents and short-term investments. The Company did not record any amortization of premiums or discounts during the three months ended April 30, 2022.
As of April 30, 2023, the Company had $1.0 million of corporate debt securities that have been in a continuous unrealized loss position for more than 12 months with an immaterial amount of gross unrealized loss. As of January 31, 2023, the Company did not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in thousands):

	Carrying Value	Gross Unrealized Losses
April 30, 2023
U.S. Agency securities	$69,471	$(374)
Commercial paper	110,613	(149)
Corporate debt securities	99,431	(565)
Municipal bonds	1,986	(9)
Foreign government bonds	2,192	(30)

U.S. Treasury securities	299,511	(2,306)
Total cash equivalents and short-term investments	$583,204	$(3,433)

	Carrying Value	Gross Unrealized Losses
January 31, 2023
U.S. Agency securities	$73,724	$(435)
Commercial paper	45,015	(112)
Corporate debt securities	75,203	(572)
Municipal bonds	1,970	(19)
Foreign government bonds	2,170	(41)
U.S. Treasury securities	379,509	(3,729)
Total cash equivalents and short-term investments	$577,591	$(4,908)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	April 30, 2023		January 31, 2023
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$504,757	$501,963	$480,943	$477,520
Due between 1 year to 2 years	120,305	119,743	165,161	163,729
Total	$625,062	$621,706	$646,104	$641,249
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
April 30, 2023 (1)
Cash equivalents:
Money market funds	$86,665	$—	$—	$86,665
Commercial paper	—	3,474	—	3,474
Short-term investments:
Commercial paper	—	107,138	—	107,138
Corporate debt securities	—	122,412	—	122,412
Municipal bonds	—	1,986	—	1,986
Foreign government bonds	—	2,192	—	2,192
U.S. Agency securities	—	72,469	—	72,469
U.S. Treasury securities	—	315,509	—	315,509
Total	$86,665	$625,180	$—	$711,845
(1) Excludes $225.8 million in cash on the condensed consolidated balance sheet as of April 30, 2023.

	Level 1	Level 2	Level 3	Fair Value
January 31, 2023 (1)
Cash equivalents:
Money market funds	$60,073	$—	$—	$60,073
U.S. Agency securities	—	2,997	—	2,997
Short-term investments:
Commercial paper	—	88,609	—	88,609
Corporate debt securities	—	95,266	—	95,266
Municipal bonds	—	1,970	—	1,970
Foreign government bonds	—	2,170	—	2,170
U.S. Agency securities	—	73,725	—	73,725
U.S. Treasury securities	—	379,509	—	379,509
Total	$60,073	$644,246	$—	$704,319
(1) Excludes $232.3 million in cash on the condensed consolidated balance sheet as of January 31, 2023.

The Company had $3.5 million and $3.4 million of Level 3 contingent consideration as of April 30, 2023 and January 31, 2023, respectively. Refer to “Note 6. Supplemental Financial Statement Information” for further details.
6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Prepaid software subscriptions	$9,134	$7,771
Prepaid insurance	2,026	3,199
Prepaid expenses for the Company’s events	2,598	1,885
Prepaid taxes	1,582	592
Prepaid advertising costs	198	367
Other prepaid expenses	1,198	1,915
Restricted cash(1)	2,500	2,500
Interest receivable	2,580	2,310
Revenue contract asset	2,139	1,532
Security and other deposits	359	510
Other current assets	2,095	1,746
Total prepaid expense and other current assets	$26,409	$24,327
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	April 30, 2023	January 31, 2023
Computer and office equipment	$8,839	$8,581
Leasehold improvements	1,181	1,208
	10,020	9,789
Less: Accumulated depreciation(1)	(5,084)	(3,992)
Total property and equipment, net(1)	$4,936	$5,797

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $1.1 million and $0.6 million for the three months ended April 30, 2023 and 2022, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Security and other deposits	$3,284	$3,172
Deferred software implementation costs	481	594
Other long-term assets	672	321
Total other long-term assets	$4,437	$4,087
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Accrued expenses	$11,990	$10,949
ESPP employee contributions	6,950	2,967
Acquisition related consideration withheld in escrow (1)	2,500	2,500
Customer refunds payable	2,359	3,465
Indirect taxes payable	2,160	4,498
Income taxes payable	2,015	859
Operating lease liabilities, current	911	716
Total accrued expenses and other current liabilities	$28,885	$25,954
(1) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Accrued commissions	$4,510	$8,512
Payroll taxes payable	1,924	3,013
Restructuring accrual and related charges (1)	210	—
Other accrued team member related payables	9,072	9,251
Total accrued compensation and benefits	$15,716	$20,776
(1) Refer to “Note 11. Restructuring and Other Related Charges”.

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Acquisition related contingent cash consideration (1)	$3,484	$3,443
Provision towards labor matters (2)	2,531	2,504
Early exercised options liability	1,183	1,800
Deferred tax liabilities	865	849
Operating lease liabilities, non-current	531	413
Long term taxes payable	664	647
Other long-term liabilities	153	168
Total other long-term liabilities	$9,411	$9,824
(1) Refer to “Note 7. Business Combination”.
(2) Refer to “Note 15. Commitments and Contingencies”.
Other Income, Net
Other income, net consisted of the following (in thousands):

	Three Months Ended April 30,
	2023	2022
Gain from deconsolidation of Meltano Inc. (1)	$—	$17,798
Foreign exchange gain, net	274	860
Other expenses, net	(21)	(210)
Total other income, net	$253	$18,448
(1) Refer to “Note 12. Joint Venture and Equity Method Investment”.

7. Business Combination
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred was $13.5 million, which included contingent cash consideration.
As of each of April 30, 2023 and January 31, 2023, the Company held $2.5 million in an escrow as partial security for post-closing indemnification claims made within 18 months of the closing date. The corresponding payable is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration. The remaining contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. During the three months ended April 30, 2023 and 2022, the Company did not record any changes to the fair value of the contingent cash consideration. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy. As of April 30, 2023 and January 31, 2023, the Company had recorded $3.5 million of remaining contingent cash consideration which is included in other long term liabilities on the respective condensed consolidated balance sheet.
Accretion expense was immaterial and $0.1 million for the three months ended April 30, 2023 and 2022, respectively.
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of April 30, 2023 and January 31, 2023	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

April 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,905)	$3,295	1.6
Developed technology from asset acquisitions (1)	1,384	(1,358)	26	0.1
Total	$7,584	$(4,263)	$3,321

January 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,401)	$3,799	1.8
Developed technology from asset acquisitions (1)	1,359	(1,257)	102	0.3
Total	$7,559	$(3,658)	$3,901
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $0.6 million for each of the three months ended April 30, 2023 and 2022.
As of April 30, 2023, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2024	$1,586
2025	1,735
Total future amortization	$3,321
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.7 million and $1.2 million for the three months ended April 30, 2023 and 2022, respectively.
10. Equity
In connection with the Company’s initial public offering (the “IPO”), on October 18, 2021, the Company filed a restated certificate of incorporation that authorized the issuance of 1,500,000,000 shares of Class A common stock, 250,000,000 shares of Class B common stock, and 50,000,000 shares of preferred stock at $0.0000025 par value for each class of shares. Common stockholders are entitled to dividends when and if declared by the board of directors. No dividends have been declared to date. The holder of each share of Class A common stock is entitled to one vote and the holder of each share of Class B common stock is entitled to ten votes.
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	April 30, 2023	January 31, 2023
Class A and Class B common stock
Options issued and outstanding	11,149	12,686
Shares available for issuance under Equity Incentive Plans	25,914	21,483
RSUs and PSUs issued and outstanding	11,531	8,336
Shares reserved for issuance to charitable organizations	1,555	1,636
ESPP	5,814	4,303
Total	55,963	48,444
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of April 30, 2023 and January 31, 2023, there were 100,150 and 194,304 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $1.2 million and $1.8 million, respectively. The liability associated with early exercised options is included in other long-term liabilities in the condensed consolidated balance sheets.
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
In September 2021, in connection with the IPO, the board of directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the Company’s 2015 Plan (together the “Plans”). The 2021 Plan authorizes the award of both stock options, which are intended to qualify for tax treatment under Section 422 of the Internal Revenue Code, and nonqualified stock options, as well for the award of restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to the Company’s team members. The Company may grant all other types of awards to its team members, directors, and consultants. The Company initially reserved 13,032,289 shares of its Class A common stock, plus any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2015 Plan on the effective date of the 2021 Plan, for issuance as Class A common stock pursuant to awards granted under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on February 1 of each of the years from 2022 through 2031. As such, effective as of February 1, 2023, 7,557,298 shares were added to the 2021 Plan.
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	April 30, 2023	January 31, 2023
Available at beginning of period	21,483	18,248
Awards authorized	7,557	7,673
RSUs and PSUs granted	(3,944)	(6,651)
RSUs and PSUs canceled and forfeited	390	657
Options canceled and forfeited	415	1,496
Options repurchased	13	60
Available at end of period	25,914	21,483
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2023	12,686	$12.30	7.00	$470.8
Options granted	—	—
Options exercised	(1,122)	6.87
Options canceled	—	—
Options forfeited	(415)	17.01
Balances at April 30, 2023	11,149	$12.67	7.02	$197.3
Options vested at April 30, 2023	6,808	$10.36	6.56	$136.1
Options vested and expected to vest at April 30, 2023	11,149	$12.67	7.02	$197.3
No options were granted during each of the three months ended April 30, 2023 and 2022. The aggregate intrinsic value of options exercised during the three months ended April 30, 2023 and 2022 was $32.6 million and $30.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of April 30, 2023 and January 31, 2023, approximately $37.4 million and $46.2 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 2.0 and 2.1 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2023	5,018	$53.33
Granted	3,944	37.44
Vested	(359)	54.88
Canceled/forfeited	(390)	53.62
Balances at April 30, 2023	8,213	$45.62
(1) The table above does not include 3 million RSUs issued to the Company’s founder and the Chief Executive Officer (“CEO”) described below.
These RSUs are grants of shares of the Company’s common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis.
As of April 30, 2023 and January 31, 2023, approximately $357.2 million and $254.8 million, respectively, of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.4 years and 3.2 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $0.4 million of stock-based compensation expense related to PSUs during the three months ended April 30, 2023. As of April 30, 2023, unrecognized stock-based compensation expense related to these PSUs was $6.1 million to be recognized over a period of 2.6 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Mr. Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During each of the three months ended April 30, 2023 and 2022, the Company recorded $0.4 million of stock-based compensation expense related to the CEO RSUs. As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. As of April 30, 2023, unrecognized stock-based compensation expense related to these RSUs was $5.5 million which will be recognized over 5.6 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP to enable eligible team members. Effective as of February 1, 2023, 1,511,459 shares of the Company’s Class A common stock were added to the 2021 ESPP.

During the quarter ended July 31, 2022, the Company’s stock price on the purchase date, May 31, 2022, was lower than the Company’s stock price on the offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $9.9 million, which is being recognized over the remaining requisite service period as of the date of reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Three Months Ended April 30,
	2023	2022
Risk-free interest rate	1.62% - 4.55%	0.07% - 0.47%
Volatility	44.95% - 55.19%	38.47% -46.61%
Expected term (in years)	0.50 - 2.00	0.57 -2.07
Dividend yield	—%	—%
The Company recorded $4.5 million and $4.4 million of stock-based compensation expense related to the ESPP during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, approximately $14.2 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenue	$1,414	$790
Research and development	11,702	5,036
Sales and marketing	13,764	7,051
General and administrative	5,450	4,594
Total stock-based compensation expense (1)	$32,330	$17,471
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $2.8 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2023, the Company’s board of directors approved the donation of $10.7 million aggregate principal amount of shares of Class A common stock to GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. This donation shall occur in equal quarterly distributions throughout fiscal 2024.
During the three months ended April 30, 2023, the Company donated 80,742 shares of Class A common stock at fair value to the Foundation. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $2.7 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2023.
11. Restructuring and Other Related Charges
During the three months ended April 30, 2023, the Company reduced its total global headcount by approximately 7%.
As a result, the Company recognized total restructuring charges of approximately $9.0 million in the three months ended April 30, 2023, which consisted primarily of one-time severance and other termination benefit costs of $7.7 million, as well as accelerated stock-based compensation of $1.3 million.
The Company recognized one-time severance and other termination benefit costs as follows (in thousands):

Three Months Ended April 30,
2023
Cost of revenue	$417
Research and development	2,059
Sales and marketing	3,559
General and administrative	1,618
Total (1)	$7,653
(1) Excludes stock-based compensation of $1.3 million.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2023	$—
Charges (1)	7,653
Cash payments	(7,443)
Balance as of April 30, 2023 (2)	$210
(1) Excludes stock-based compensation of $1.3 million.
(2) $0.2 million is included in accrued compensation and benefits on the condensed consolidated balance sheet as of April 30, 2023.

12. Joint Venture and Equity Method Investment
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
During fiscal year 2023, JiHu closed its Series A-1 through A-3 rounds of common stock financings where investors contributed a total of $54.6 million, net of issuance costs. In March 2022, one of the potential investors who could not participate in the Series A-1 financing round provided a $2.9 million loan to JiHu as an advance pending a capital contribution. The loan was repayable within ten business days of receipt of capital contribution from the investor. JiHu received an equity contribution from this investor during the Series A-2 round and repaid the loan in full in July 2022.
Subsequent to the closing of the financing rounds during fiscal year 2023, the Company retained control over JiHu with its equity stake reduced from 72% to 55%. As of April 30, 2023, the Company still retains control over JiHu with its equity stake at approximately 55%.
In April 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. As a result of forfeitures triggered by the departure of a key executive during the three months ended April 30, 2023, the Company reversed stock-based compensation previously recorded which resulted in a $2.5 million gain. For the three months ended April 30, 2022, the Company recorded $0.2 million of stock-based compensation expense.
As of April 30, 2023, approximately $6.1 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.0 years. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Operating Leases
The Company recognized $0.2 million and $0.1 million of operating lease expense during the three months ended April 30, 2023 and 2022, respectively. JiHu has non-cancelable operating leases maturing over the next three years with total lease payments of $1.5 million and total present value of lease liabilities of $1.4 million. Lease expense for the one short-term lease was immaterial during each of the three months ended April 30, 2023 and 2022.
The table below presents supplemental information related to operating leases for the three months ended April 30, 2023 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.62
Weighted-average discount rate	3.7%
Right-of-use assets obtained in exchange for new operating lease liabilities	$485
Cash paid for amounts included in the measurement of lease liabilities	$160

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022

Revenue	$1,464	$1,093
Cost of revenue	491	300
Gross profit	973	793
Operating expenses:
Sales and marketing	2,084	1,387
Research and development	1,956	928
General and administrative	(1,444)	754
Total operating expenses	2,596	3,069
Loss from operations	(1,623)	(2,276)
Interest income	315	67
Other income, net	269	674
Net loss before income taxes	(1,039)	(1,535)
Net loss	$(1,039)	$(1,535)

Net loss attributable to noncontrolling interest	$(430)	$(514)

	April 30, 2023	January 31, 2023

Cash and cash equivalents	$51,093	$56,744
Property and equipment, net	1,039	1,135
Operating lease right-of-use assets	1,300	998
Other assets	3,575	3,950
Total assets	$57,007	$62,827

Total liabilities	$7,713	$8,871
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
The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Meltano of $11.3 million, recognition of retained interest at fair value of $15.9 million, and a gain of $17.8 million recorded in other income (expense), net in April 2022.

The fair value of retained interest was determined using the Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock. As of the date of the loss of control, the basis difference between the fair value of investment in Meltano and the Company’s share in the net assets of Meltano was attributed to equity method goodwill.
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $11.7 million in “equity method investment” on its condensed consolidated balance sheet as of April 30, 2023. During the three months ended April 30, 2023 and 2022, the Company recognized a loss from equity method investment of $0.7 million and $0.2 million, net of tax on the condensed consolidated statements of operations, respectively.
As of April 30, 2023, the Company owns 96% of the common stock in Meltano. As of April 30, 2023, Meltano has 3.1 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 48% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
13. Income Taxes
For the three months ended April 30, 2023, the Company recorded income tax expense of $1.5 million on pretax loss of $50.7 million. The income tax expense for the three months ended April 30, 2023 was primarily related to the Company's foreign and domestic operations.
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
As of April 30, 2023, unrecognized tax benefits approximated $7.8 million, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of January 31, 2023, unrecognized tax benefits approximated $7.5 million, of which $0.5 million would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial amount of unrecognized tax benefits to reverse in the next 12 months.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended April 30, 2023 and 2022, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.2 million as of April 30, 2023 and $0.2 million as of January 31, 2023, respectively.

At April 30, 2023, the Company’s U.S. federal 2019 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
14. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss attributable to GitLab	$(52,469)	$(26,099)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	151,692	146,643

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.18)
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

	As of

	April 30, 2023	January 31, 2023
Shares subject to outstanding common stock options	11,149	12,686
Unvested restricted stock in connection with business combination	8	8
Unvested early exercised stock options	100	194
Unvested RSUs and PSUs	11,531	8,336
Shares subject to the ESPP	269	81
Total	23,057	21,305

15. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $152.4 million as of April 30, 2023, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of each of April 30, 2023 and January 31, 2023, the estimated liability relating to these matters was $2.5 million recorded in other long-term liabilities on the condensed consolidated balance sheet.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform on the 22nd of every month and, as of April 30, 2023, had done so for the last 139 months. We intend to continue releasing new software at a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 7,406 as of April 30, 2023 from 5,168 as of April 30, 2022, an increase of 43%, our $100,000 ARR customers increased to 760 as of April 30, 2023 from 545 as of April 30, 2022, an increase of 39%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of April 30, 2023 and 2022, our Dollar-Based Net Retention Rate was 128% and over 130%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expanding usage of our platform with our existing customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The DevSecOps Platform by additional users within their organizations, and upgrading customers to higher-priced tiers. Ultimately, our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The DevSecOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
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
Dollar-Based Net Retention Rate and ARR
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-Based Net Retention Rate measures the percentage change in our ARR derived from our customer base at a point in time. Our calculation of ARR and by extension Dollar-Based Net Retention Rate, includes both self-managed and SaaS subscription revenue. We report Dollar-Based Net Retention Rate on a threshold basis of 130% each quarter or the actual number if below 130%.
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

	As of April 30,
	2023	2022
Dollar-Based Net Retention Rate	128%	>130%
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

	As of April 30,
	2023	2022
$100,000 ARR customers	760	545

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
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% of our total revenue for each of the three months ended April 30, 2023 and 2022, respectively.
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

Interest Income, and Other Income, Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other income, net consists primarily of the gain from the deconsolidation of Meltano Inc., as well as foreign currency transaction gains and losses.
Loss from Equity Method Investment, Net of Tax
Loss from equity method investment, net of tax, consists of our share of losses from the results of operations of Meltano Inc., following its deconsolidation, net of tax.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription—self-managed and SaaS	$111,191	$76,923
License—self-managed and other	15,687	10,484
Total revenue	126,878	87,407
Cost of revenue:(1)
Subscription—self-managed and SaaS	10,891	7,933
License—self-managed and other	3,048	1,915
Total cost of revenue	13,939	9,848
Gross profit	112,939	77,559
Operating expenses:
Sales and marketing(1)	86,537	66,710
Research and development(1)	50,387	31,830
General and administrative(1)	34,248	21,892
Total operating expenses	171,172	120,432
Loss from operations	(58,233)	(42,873)
Interest income	7,315	526
Other income, net(2)	253	18,448
Loss before income taxes and loss from equity method investment	(50,665)	(23,899)
Loss from equity method investment, net of tax	(748)	(203)
Provision for income taxes	1,486	2,511
Net loss	$(52,899)	$(26,613)
Net loss attributable to noncontrolling interest(3)	(430)	(514)
Net loss attributable to GitLab	$(52,469)	$(26,099)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Cost of revenue	$1,414	$790
Research and development	11,702	5,036
Sales and marketing	13,764	7,051
General and administrative	5,450	4,594
Total stock-based compensation expense	$32,330	$17,471
(2)Includes $17.8 million gain for the three months ended April 30, 2022 from the deconsolidation of Meltano Inc. in April 2022. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
(3)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended April 30,
	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	11	11
Gross profit	89	89
Operating expenses:
Sales and marketing	68	76
Research and development	40	36
General and administrative	27	25
Total operating expenses	135	138
Loss from operations	(46)	(49)
Interest income	6	1
Other income, net	—	21
Loss before income taxes and loss from equity method investment	(40)	(27)
Loss from equity method investment, net of tax	(1)	—
Provision for income taxes	1	3
Net loss	(42)%	(30)%
Net loss attributable to noncontrolling interest	—%	(1)%
Net loss attributable to GitLab	(41)%	(30)%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$111,191	$76,923	$34,268	45%
License—self-managed and other	15,687	10,484	5,203	50
Total revenue	$126,878	$87,407	$39,471	45%
Revenue increased $39.5 million, or 45%, to $126.9 million for the three months ended April 30, 2023 from $87.4 million for the three months ended April 30, 2022. The increase was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of April 30, 2023 and 2022, our expansion is reflected by our Dollar-Based Net Retention Rate being 128% and above 130%, respectively. We had 760 customers with ARR over $100,000 as of April 30, 2023, increasing from 545 customers with ARR over $100,000 as of April 30, 2022.
Revenue attributed to our variable interest entity, JiHu, was $1.5 million and $1.1 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$13,939	$9,848	$4,091	42%
Gross profit	112,939	77,559	35,380	46
Gross margin	89%	89%
Cost of revenue increased by $4.1 million, to $13.9 million for the three months ended April 30, 2023 from $9.8 million for the three months ended April 30, 2022, primarily due to an increase of $1.5 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $1.2 million in third-party hosting costs for increased usage of the DevSecOps Platform, and $0.4 million in one-time restructuring costs. Gross margin remained at 89% for the three months ended April 30, 2023 compared to the three months ended April 30, 2022.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$86,537	$66,710	$19,827	30%
Sales and marketing expenses increased by $19.8 million, to $86.5 million for the three months ended April 30, 2023 from $66.7 million for the three months ended April 30, 2022, primarily due to an increase of $15.1 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $6.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $0.3 million in marketing events and brand-related expenses and $3.6 million in one-time restructuring expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $2.1 million and $1.4 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Research and development expenses	$50,387	$31,830	$18,557	58%
Research and development expenses increased by $18.6 million, to $50.4 million for the three months ended April 30, 2023 from $31.8 million for the three months ended April 30, 2022, primarily due to an increase of $13.0 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $6.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to $1.5 million in hosting costs for increased usage, $0.6 million in software and consulting expenses, and $2.1 million in one-time restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $2.0 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

General and Administrative

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative expenses	$34,248	$21,892	$12,356	56%
General and administrative expenses increased by $12.4 million, to $34.2 million for the three months ended April 30, 2023 from $21.9 million for the three months ended April 30, 2022, primarily due to an increase of $5.6 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $0.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by a $2.7 million in charitable donation of common stock and an increase of $1.5 million in consulting and software expenses to support our growth, and $1.6 million in one-time restructuring costs.
General and administrative expenses attributed to our variable interest entity, JiHu, was $(1.4) million and $0.8 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenue	$1,414	$790	$624	79%
Research and development	11,702	5,036	6,666	132
Sales and marketing	13,764	7,051	6,713	95
General and administrative	5,450	4,594	856	19
Total stock-based compensation expense	$32,330	$17,471	$14,859	85%
Stock-based compensation expense increased by $14.9 million, to $32.3 million for the three months ended April 30, 2023 from $17.5 million for the three months ended April 30, 2022, primarily due to an increase of $17.5 million of expense from restricted stock units, or RSUs, that we started granting since December 2021, offset by a decrease of $2.7 million of stock-based compensation expense related to our variable interest entity.
Stock-based compensation expense attributed to our variable interest entity, JiHu, was $(2.5) million and $0.2 million for the three months ended April 30, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income and Other Income, Net

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Interest income	$7,315	$526	$6,789	1291%

Gain from deconsolidation of Meltano Inc.	$—	$17,798	$(17,798)	—%
Foreign exchange gain, net	274	860	(586)	(68)
Other expenses, net	(21)	(210)	189	(90)
Total other income, net	$253	$18,448	$(18,195)	(99)%
For the three months ended April 30, 2023 compared to the three months ended April 30, 2022, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three months ended April 30, 2023 compared to the three months ended April 30, 2022.
The change in other income, net is primarily due to the recognized gain of $17.8 million on the fair valuation of our retained interest in Meltano Inc., our formerly controlled subsidiary, during the three months ended April 30, 2022.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Loss from equity method investment, net of tax	$(748)	$(203)	$(545)	100%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano Inc., we account for Meltano investment under the equity method.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Provision for income taxes	$1,486	$2,511	$(1,025)	(41)%
Effective tax rate	(2.9)%	(10.5)%	7.6%
Our effective tax rate increased by approximately 7.6% for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022. The higher effective tax rate was primarily due to a decrease in deferred income tax liability from the Company’s Meltano investment, accounted for by the use of equity method accounting, offset by additional tax liability from operations.
Our effective tax rate for the three months ended April 30, 2023 was lower than the U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance associated with the net operating losses generated during the year.
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
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of April 30, 2023, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of April 30, 2023, the statutes for our U.S. federal 2019 through 2022 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the 2015 and 2016 tax years. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of April 30, 2023, unrecognized tax benefits were $7.8 million, of which $0.5 million would affect the effective tax rate if recognized. We anticipate an immaterial amount of unrecognized tax benefits to reverse in the next 12 months. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended April 30, 2023 and 2022, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $0.2 million and $0.2 million as of April 30, 2023 and January 31, 2023, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of April 30, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $937.6 million and $936.7 million, respectively, which were held for working capital and strategic investment purposes. As of April 30, 2023, cash and cash equivalents consist of cash in banks, money markets funds, agency securities, and treasuries, while short-term investments mainly consist of treasuries, corporate debt securities, and commercial paper.

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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(10,961)	$(28,156)
Net cash provided by (used in) investing activities	$24,380	$(8,824)
Net cash provided by financing activities	$7,513	$43,723
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated negative cash flows from operating activities and have supplemented working capital through net proceeds from the issuance of equity securities.
Cash used in operating activities during the three months ended April 30, 2023 was $11.0 million, primarily consisting of our net loss of $52.9 million, adjusted for non-cash items of $44.3 million (mainly attributable to stock-based compensation expense of $32.3 million), and net cash outflows of $2.3 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $5.1 million and the decrease in deferred contract acquisition costs of $8.5 million, partially offset by the decrease in accounts receivable of $4.8 million and the increase in deferred revenue of $8.4 million.
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
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2023 was $24.4 million, primarily consisting of $24.6 million in proceeds from maturities, net of purchases of short-term investments, and partially offset by $0.3 million in purchases of property and equipment.

Cash used in investing activities during the three months ended April 30, 2022 was $8.8 million, primarily consisting of $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, as well as purchases of property and equipment of $1.9 million, partially offset by maturities of short-term investments, net of purchases of $2.7 million.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2023 was $7.5 million, attributable to proceeds from the issuance of common stock upon stock options exercises.
Cash provided by financing activities during the three months ended April 30, 2022 was $43.7 million, primarily attributable to $35.5 million of contributions received from noncontrolling interests, $5.3 million of proceeds from issuance of common stock upon stock options exercises, and $2.9 million of proceeds from short-term borrowings from a potential investor in JiHu.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 15. Commitments and Contingencies” to our condensed consolidated financial statements.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 30, 2023.

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
Interest Rate Risk
As of April 30, 2023 and January 31, 2023, we had $937.6 million and $936.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $711.8 million as of April 30, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $704.3 million as of January 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 30, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $3.5 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 6 months as of April 30, 2023.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of April 30, 2023, we have $75.7 million of cash and cash equivalents denominated in currencies other than the U.S. dollar, predominantly Chinese yuan for our variable interest entity, JiHu. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of April 30, 2023, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2023, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weaknesses described below.
Material Weaknesses
As disclosed in our Annual Report on the Form 10-K for the fiscal year ended January 31, 2023, we previously identified material weaknesses in our internal control over financial reporting. Our management determined that material weaknesses exist due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company.
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
Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The aforementioned material weaknesses also did not result in a material misstatement in any previously issued consolidated financial statements.

Remediation Efforts and Status
As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we are currently in the process of remediating our material weaknesses and are taking the steps that we believe will address the underlying causes of the material weaknesses, including:
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
We believe the actions described above, which we began implementing in the first quarter of fiscal year 2024, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls. However, our efforts to remediate these material weaknesses may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. Our total number of Base Customers has grown to 7,406 as of April 30, 2023 from 5,168 as of April 30, 2022. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties.
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
Our total revenue for the three months ended April 30, 2023 and 2022 was $126.9 million and $87.4 million, respectively, representing a growth rate of 45%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $155.1 million, $172.3 million and $52.5 million in fiscal 2022, fiscal 2023 and the three months ended April 30, 2023, respectively. As of April 30, 2023, we had an accumulated deficit of approximately $778.1 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our

SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
The markets for our services are highly competitive, with limited barriers to entry. Competition presents an ongoing threat to the success of our business. We expect competition in the software business generally, and in all of the stages of the software development lifecycle that our product covers, in particular, to continue to increase. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market or from adjacent markets. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and operating results.
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which has us competing with many providers with offerings across all stages. We compete with well-established providers such as Atlassian and Microsoft as well as other companies with offerings in fewer stages including with respect to both code hosting and code collaboration services, as well as file storage and distribution services and artificial intelligence, or AI. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses.
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. The model is based on the assumption that we will convert non-paying users to paying users. We have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases for our Premium tier that were generally implemented in the first quarter of fiscal year 2024), the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, and instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, rising interest rates, volatility of the global debt and equity markets, and instability in the global banking sector, the potential effects of health pandemics or epidemics global events, including the ongoing armed conflict in Ukraine;
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
We have experienced a period of rapid growth in our operations and headcount. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the responsible growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue at its current pace, if at all. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, and instability in the global banking sector, and investment decisions by our customers.
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
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer elements of our services or negotiate for different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization. Changes in product packaging, pricing strategy, or product offerings, or the implementation or execution of the foregoing, may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have discontinued our starter and bronze tier product offerings, and we recently implemented a price increase in our Premium tier product offering, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. We may also decide to raise the prices of our product offerings in the future. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from AI-related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber-attacks, including denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal information, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
The DevSecOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us more vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
Customers may choose to stay on our free self-managed or SaaS product offerings instead of converting into a paying customer.
Our future success depends, in part, on our ability to convert users of our free self-managed or SaaS product offerings into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free product may decline as a result of, or due to, the limitations on the number of users for a product and limitations on storage and transfers applicable to the free product offering (all of which were announced in the first quarter of fiscal year 2023 and are expected to be implemented in fiscal year 2024). As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
Our services must also integrate with a variety of network, hardware, mobile, cloud, and software platforms and technologies, including third-party AI services, and we need to continuously modify and enhance our services to adapt to changes and innovation in these technologies, including changes in internet-related hardware, operating systems, cloud computing infrastructure, and other software, communication, browser and open source technologies. If developers widely adopt new software platforms, we would have to develop new versions of our products to work with those new platforms. This development effort may require significant engineering, marketing, and sales resources, all of which would affect our business and operating results. Any failure of our services to operate effectively with future infrastructure platforms and technologies could reduce the demand for our products and significantly impair our revenue growth. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to respond to these changes in a timely or cost-effective manner, our services may become less marketable and less competitive or obsolete, which may result in customer dissatisfaction, and adversely affect our business.
We are working to incorporate generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present operational and reputational risks.
We are working to incorporate generative AI features into our products, such as embedding AI features across the software development lifecycle. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. Generative AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes. There is a risk that generative AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., AI hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results) that could harm our reputation, business, or customers. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results.
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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the VCDPA, another comprehensive state privacy law, that became effective January 1, 2023. Similarly, three other states have enacted comprehensive state privacy laws: Connecticut enacted the Connecticut Data Privacy Act, or the CTDPA, effective July 1, 2023; Colorado enacted the Colorado Privacy Act, or the CPA, effective July 1, 2023; Utah enacted the Utah Consumer Privacy Act, or the UCPA, effective December 31, 2023. The CCPA, CPRA, VCDPA, CTDPA, CPA and UCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal information and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers' control, such as macroeconomic and general economic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, and instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, and instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
In March 2023, Mr. Sijbrandij announced that he has been diagnosed with cancer and was undergoing treatment, including chemotherapy. Mr. Sijbrandij has continued in his role as Chief Executive Officer and Chair of the Board of Directors during his treatment period and continues to work closely with our Board of Directors and management team to execute on our business priorities. However, his condition may change and prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our Board of Directors has reviewed and continues to review potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In the first quarter of fiscal 2024, we conducted a reduction in workforce of approximately 7% across all areas of our business. While we conducted this spending reprioritization to align with the economic conditions, this cost savings plan may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business. For example, in recent years, recruiting, hiring, and retaining team members with expertise in the technology software industry has become increasingly difficult as the demand for technology software professionals has continued to increase. Further, unfavorable media coverage of us could significantly impact our ability to recruit and retain talent. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team member’s inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
Our participation in this joint venture in China is subject to general, as well as industry-specific, economic, political, tax and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements, including China’s adoption of the Personal Information Protection Law, or PIPL, which went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.
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
As disclosed in our Annual Report on Form 10-K for the year ended January 31, 2023, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2023, we determined that the following material weaknesses exist due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the company. As a result, the following material weaknesses exist:
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
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the year ended January 31, 2023. To address our material weaknesses, we have commenced certain steps to enhance our internal control environment and remediate these material weaknesses. See the section entitled “Controls and Procedures—Remediation Plan for Material Weaknesses” above for additional information.
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
In December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations aimed principally at disallowing foreign tax credits for taxes which are dissimilar to income taxes. Also, the Inflation Reduction Act of 2022, enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year.
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
The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain member states, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.
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

•general economic conditions, changes in the capital markets generally, inflation, slow or negative growth of our markets and instability in the global banking sector;
•political instability, including the failure of the United States federal government to raise the debt ceiling; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflict in Ukraine.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, companies have been subject to increased stockholder activism or securities class action litigation. Any stockholder activism or securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2023, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
If industry or financial analysts do not continue to publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a relatively new public company, the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended April 30, 2023.
(b) Use of Proceeds

No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. As of April 30, 2023, we have used all proceeds from our IPO (which closed on October 18, 2021) as disclosed in the final prospectus for our IPO dated as of October 13, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 14, 2021.
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

GITLAB INC.
Date: June 5, 2023
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: June 5, 2023
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: June 5, 2023
	By:	/s/ Dale Brown
Name: Dale Brown
Title: Principal Accounting Officer