Form 10-Q
period 2023-07-31
Gitlab Inc.
filed 2023-09-06
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 25, 2023, the number of shares of the registrant’s Class A common stock outstanding was 104.1 million and the number of shares of the registrant’s Class B common stock outstanding was 50.6 million.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31, 2023(1)	January 31, 2023(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,225	$295,402
Short-term investments	713,058	641,249
Accounts receivable, net of allowance for doubtful accounts of $180 and $1,564 as of July 31, 2023 and January 31, 2023, respectively	105,815	130,479
Deferred contract acquisition costs, current	25,069	26,505
Prepaid expenses and other current assets	26,053	24,327
Total current assets	1,143,220	1,117,962
Property and equipment, net	4,080	5,797
Operating lease right-of-use assets	673	998
Equity method investment	10,574	12,682
Goodwill	8,145	8,145
Intangible assets, net	2,774	3,901
Deferred contract acquisition costs, non-current	14,743	15,628
Other long-term assets	4,860	4,087
TOTAL ASSETS	$1,189,069	$1,169,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,165	$5,184
Accrued expenses and other current liabilities	24,643	25,954
Accrued compensation and benefits	23,504	20,776
Deferred revenue, current	268,883	254,382
Total current liabilities	321,195	306,296
Deferred revenue, non-current	25,860	28,355
Other non-current liabilities	10,774	9,824
TOTAL LIABILITIES	357,829	344,475
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of July 31, 2023 and January 31, 2023; no shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of July 31, 2023 and January 31, 2023; 103,432 and 94,655 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of July 31, 2023 and January 31, 2023; 51,178 and 56,489 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,610,072	1,497,373
Accumulated deficit	(828,197)	(725,648)
Accumulated other comprehensive income (loss)	1,782	(705)
Total GitLab stockholders’ equity	783,657	771,020
Noncontrolling interests	47,583	53,705
TOTAL STOCKHOLDERS’ EQUITY	831,240	824,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189,069	$1,169,200
___________
(1) As of July 31, 2023 and January 31, 2023, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $52.5 million and $62.8 million, respectively, and liabilities of $7.3 million and $8.9 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	$122,096	$88,936	$233,287	$165,859
License—self-managed and other	17,485	12,105	33,172	22,589
Total revenue	139,581	101,041	266,459	188,448
Cost of revenue:
Subscription—self-managed and SaaS	10,871	10,671	21,762	18,604
License—self-managed and other	3,825	2,359	6,873	4,274
Total cost of revenue	14,696	13,030	28,635	22,878
Gross profit	124,885	88,011	237,824	165,570
Operating expenses:
Sales and marketing	92,116	80,689	178,653	147,399
Research and development	49,007	39,520	99,394	71,350
General and administrative	37,819	33,104	72,067	54,996
Total operating expenses	178,942	153,313	350,114	273,745
Loss from operations	(54,057)	(65,302)	(112,290)	(108,175)
Interest income	9,112	3,064	16,427	3,590
Other income (expense), net	(1,330)	1,500	(1,077)	19,948
Loss before income taxes and loss from equity method investment	(46,275)	(60,738)	(96,940)	(84,637)
Loss from equity method investment, net of tax	(917)	(816)	(1,665)	(1,019)
Provision for (benefit from) income taxes	4,016	(57)	5,502	2,454
Net loss	$(51,208)	$(61,497)	$(104,107)	$(88,110)
Net loss attributable to noncontrolling interest	(1,128)	(2,473)	(1,558)	(2,987)
Net loss attributable to GitLab	$(50,080)	$(59,024)	$(102,549)	$(85,123)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.40)	$(0.67)	$(0.58)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	153,644	147,797	152,683	147,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Net loss	$(51,208)	$(61,497)	$(104,107)	$(88,110)
Foreign currency translation adjustments	(365)	(1,128)	(1,222)	(3,792)
Net change in unrealized gains (losses) on available-for-sale securities	(194)	(2,454)	1,303	(2,523)
Comprehensive loss including noncontrolling interest	$(51,767)	$(65,079)	$(104,026)	$(94,425)
Net loss attributable to noncontrolling interest	(1,128)	(2,473)	(1,558)	(2,987)
Foreign currency translation adjustments attributable to noncontrolling interest	(1,338)	(732)	(2,406)	(2,047)
Comprehensive loss attributable to noncontrolling interest	(2,466)	(3,205)	(3,964)	(5,034)
Comprehensive loss attributable to GitLab	$(49,301)	$(61,874)	$(100,062)	$(89,391)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2022
	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount
Balance at April 30, 2022	74,049	—	$—	73,583	$—	$1,355,224	$(579,436)	$6,306	$36,108	$818,202
Conversion of Class B common stock to Class A common stock	8,461		—	(8,461)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—		—	652	—	6,193	—	—	—	6,193
Issuance of common stock under employee stock purchase plan	289		—	—	—	9,554	—	—	—	9,554
Repurchases, net of early exercised stock options	—		—	(28)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	226		—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	814	—	—	—	814
Stock-based compensation expense	—		—	—	—	34,992	—	—	2,755	37,747
Other comprehensive loss	—		—	—	—	—	—	(2,850)	(732)	(3,582)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—		—	—	—	6,714	—	—	16,175	22,889
Net loss	—		—	—	—	—	(59,024)	—	(2,473)	(61,497)
Balances at July 31, 2022	83,025		$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320

	Three Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2023	96,240	$—	56,453	$—	$1,542,603	$(778,117)	$1,003	$50,112	815,601
Conversion of Class B common stock to Class A common stock	6,213	—	(6,213)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	940	—	10,320	—	—	—	10,320
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	679	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—		—	292	—	—	—	292
Stock-based compensation expense	—	—	—	—	46,555	—	—	(187)	46,368
Change in noncontrolling interest ownership	—	—	—	—	(124)	—	—	124	—
Other comprehensive income (loss)	—	—	—	—	—	—	779	(1,338)	(559)
Net loss	—	—	—	—	—	(50,080)	—	(1,128)	(51,208)
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	$831,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount
Balance at January 31, 2022	27,141	—	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	55,368		—	(55,368)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—		—	1,386	—	11,413	—	—	—	11,413
Issuance of common stock under employee stock purchase plan	289		—	—	—	9,554	—	—	—	9,554
Repurchases, net of early exercised stock options	—		—	(19)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	227		—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	2,960	—	—	—	2,960
Stock-based compensation expense	—		—	—	—	52,246	—	—	2,972	55,218
Other comprehensive loss	—		—	—	—	—	—	(4,268)	(2,047)	(6,315)
Change in noncontrolling interest ownership due to capital contributions from noncontrolling interest holders, net of issuance costs	—		—	—	—	16,839	—	—	40,834	57,673
Deconsolidation of Meltano Inc.	—		—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—		—	—	—	—	(85,123)	—	(2,987)	(88,110)
Balances at July 31, 2022	83,025		$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320

	Six Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	7,358	—	(7,358)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,060	—	17,933	—	—	—	17,933
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	1,038	—	—	—	—	—	—	—	—
Charitable donation of common stock	134	—	—	—	5,350	—	—	—	5,350
Vesting of early exercised stock options	—	—		—	809	—	—	—	809
Stock-based compensation expense	—	—	—	—	81,359	—	—	(2,661)	78,698
Change in noncontrolling interest ownership	—	—	—	—	(503)	—	—	503	—
Other comprehensive income (loss)	—	—	—	—	—	—	2,487	(2,406)	81
Net loss	—	—	—	—	—	(102,549)	—	(1,558)	(104,107)
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	$831,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(104,107)	$(88,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	78,698	55,218
Charitable donation of common stock	5,350	—
Amortization of intangible assets	1,125	1,176
Depreciation expense	2,206	1,286
Amortization of deferred contract acquisition costs	20,619	21,618
Gain from deconsolidation of Meltano Inc.	—	(17,798)
Loss from equity method investment	2,108	1,290
Net amortization of premiums or discounts on short-term investments	(8,494)	(1,293)
Unrealized foreign exchange loss (gain), net	825	(1,572)
Other non-cash (income) expense, net	(103)	469
Changes in assets and liabilities:
Accounts receivable	25,281	(13,568)
Prepaid expenses and other current assets	(4,248)	(5,488)
Deferred contract acquisition costs	(18,137)	(21,210)
Other long-term assets	(721)	2,700
Accounts payable	(1,023)	528
Accrued expenses and other current liabilities	1,183	90
Accrued compensation and benefits	2,611	(16,680)
Deferred revenue	11,175	17,549
Other non-current liabilities	1,800	(696)
Net cash provided by (used in) operating activities	16,148	(64,491)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(334,996)	(520,664)
Proceeds from maturities of short-term investments	272,984	50,031
Purchases of property and equipment	(533)	(3,234)
Deconsolidation of Meltano Inc.	—	(9,620)
Escrow payment related to business combination, after acquisition date	(2,500)	—
Net cash used in investing activities	(65,045)	(483,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	17,777	11,311
Issuance of common stock under employee stock purchase plan	7,751	9,554
Contributions received from noncontrolling interests, net of issuance costs	—	57,673
Net cash provided by financing activities	25,528	78,538
Impact of foreign exchange on cash and cash equivalents	(1,308)	(4,475)
Net decrease in cash and cash equivalents	(24,677)	(473,915)
Cash, cash equivalents, and restricted cash at beginning of period	297,902	887,172
Cash, cash equivalents, and restricted cash at end of period	$273,225	$413,257
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,187	$309
Supplemental disclosure of non-cash investing and financing activities:

Vesting of early exercised stock options	$809	$2,960

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$273,225	$410,757
Restricted cash, included in prepaid expenses and other current assets	—	2,500
Total cash, cash equivalents and restricted cash	$273,225	$413,257
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, stock-based compensation expense, fair value of contingent consideration, fair valuation of retained interest in an investee on loss of control, valuation allowance for deferred income taxes, reserves for unrealized income tax benefits, valuation of intangibles assets and impairment of goodwill and equity method investments. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
Subscription—self-managed and SaaS	$122,096	87%	$88,936	88%	$233,287	87%	$165,859	88%
Subscription—self-managed	86,659	62	66,896	66	166,246	62	126,615	67
SaaS	35,437	25	22,040	22	67,041	25	39,244	21
License—self-managed and other	$17,485	13%	$12,105	12%	$33,172	13%	$22,589	12%
License—self-managed	14,624	11	10,009	10	27,979	11	18,786	10
Professional services and other	2,861	2	2,096	2	5,193	2	3,803	2
Total revenue	$139,581	100%	$101,041	100%	$266,459	100%	$188,448	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$114,054	$84,123	$217,016	$156,397
Europe	22,245	14,750	43,202	27,738
Asia Pacific	3,282	2,168	6,241	4,313
Total revenue	$139,581	$101,041	$266,459	$188,448
During the three and six months ended July 31, 2023, the United States accounted for 82% and 81% of total revenue, respectively. During each of the three and six months ended July 31, 2022, the United States accounted for 83% of total revenue for each period presented. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
Deferred Revenue
During the three and six months ended July 31, 2023, $101.6 million and $157.5 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented. During the three and six months ended July 31, 2022, $67.0 million and $105.8 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.

Remaining Performance Obligations
As of July 31, 2023 and January 31, 2023, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $495.8 million and $435.9 million, respectively. As of July 31, 2023, the Company expects to recognize approximately 68% of the transaction price as product or services revenue over the next 12 months and 88% over the next 24 months.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. At times, cash deposits may be in excess of insured limits. The Company believes that the financial institutions or corporations that hold its cash, cash equivalents, and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company maintains allowances for potential credit losses on accounts receivable when deemed necessary.
The Company uses various distribution channels. As of July 31, 2023, one of these channel partners represented 16% of the accounts receivable balance, respectively, while as of January 31, 2023 one of these channel partners represented 12% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of July 31, 2023 and January 31, 2023.
There were no customers whose revenue represented more than 10% of total revenue during the three and six months ended July 31, 2023 and 2022.

4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$126,196	$—	$—	$126,196
Money market funds	117,628	—	—	117,628
U.S. Treasury securities	18,485	—	—	18,485
Commercial paper	10,919	—	(3)	10,916
Total cash and cash equivalents	$273,228	$—	$(3)	$273,225
Short-term investments:
Commercial paper	83,957	—	(77)	83,880
Corporate debt securities	177,000	2	(1,148)	175,854
Foreign government bonds	2,235	—	(19)	2,216
U.S. Agency securities	67,567	—	(445)	67,122
U.S. Treasury securities	385,848	1	(1,863)	383,986
Total short-term investments	$716,607	$3	$(3,552)	$713,058

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232,332	$—	$—	$232,332
Money market funds	60,073	—	—	60,073
U.S. Agency securities	2,997	—	—	2,997
Total cash and cash equivalents	$295,402	$—	$—	$295,402
Short-term investments:
Commercial paper	88,703	18	(112)	88,609
Corporate debt securities	95,805	33	(572)	95,266
Municipal bonds	1,989	—	(19)	1,970
Foreign government bonds	2,211	—	(41)	2,170
U.S. Agency securities	74,158	2	(435)	73,725
U.S. Treasury securities	383,238	—	(3,729)	379,509
Total short-term investments	$646,104	$53	$(4,908)	$641,249
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three and six months ended July 31, 2023 and 2022, the Company did not have any material realized gains or losses as a result of maturities or sale of short-term investments.
During the three and six months ended July 31, 2023, the Company recorded $9.1 million and $16.4 million of interest income on cash equivalents and short-term investments, respectively, which includes $4.9 million and $8.5 million of net amortization of premiums or discounts on short-term investments during the three and six months ended July 31, 2023, respectively. During the three and six months ended July 31, 2022, the Company recorded $3.1 million and $3.6 million of interest income on cash equivalents and short-term investments, respectively, which included $1.3 million of net amortization of premiums or discounts on short-term investments for each period presented during the three and six months ended July 31, 2022.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		More Than 12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 31, 2023
U.S. Agency securities	$63,223	$(444)	$3,899	$(1)	$67,122	$(445)
Commercial paper	86,797	(80)	—	—	86,797	(80)
Corporate debt securities	153,562	(969)	18,869	(179)	172,431	(1,148)
Foreign government bonds	—	—	2,216	(19)	2,216	(19)

U.S. Treasury securities	263,148	(906)	92,567	(957)	355,715	(1,863)
Total cash equivalents and short-term investments	$566,730	$(2,399)	$117,551	$(1,156)	$684,281	$(3,555)

	Less Than 12 Months		More Than 12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2023
U.S. Agency securities	$73,724	$(435)	$—	$—	$73,724	$(435)
Commercial paper	45,015	(112)	—	—	$45,015	$(112)
Corporate debt securities	75,203	(572)	—	—	$75,203	$(572)
Municipal bonds	1,970	(19)	—	—	$1,970	$(19)
Foreign government bonds	2,170	(41)	—	—	$2,170	$(41)
U.S. Treasury securities	379,509	(3,729)	—	—	$379,509	$(3,729)
Total cash equivalents and short-term investments	$577,591	$(4,908)	$—	$—	$577,591	$(4,908)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	July 31, 2023		January 31, 2023
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$587,035	$584,491	$480,943	$477,520
Due between 1 year to 2 years	129,572	128,567	165,161	163,729
Total	$716,607	$713,058	$646,104	$641,249
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
July 31, 2023 (1)
Cash equivalents:
Money market funds	$117,628	$—	$—	$117,628
U.S. Treasury securities	—	18,485	—	18,485
Commercial paper	—	10,916	—	10,916
Short-term investments:
Commercial paper	—	83,880	—	83,880
Corporate debt securities	—	175,854	—	175,854
Foreign government bonds	—	2,216	—	2,216
U.S. Agency securities	—	67,122	—	67,122
U.S. Treasury securities	—	383,986	—	383,986
Total	$117,628	$742,459	$—	$860,087
(1) Excludes $126.2 million in cash on the condensed consolidated balance sheet as of July 31, 2023.

	Level 1	Level 2	Level 3	Fair Value
January 31, 2023 (1)
Cash equivalents:
Money market funds	$60,073	$—	$—	$60,073
U.S. Agency securities	—	2,997	—	2,997
Short-term investments:
Commercial paper	—	88,609	—	88,609
Corporate debt securities	—	95,266	—	95,266
Municipal bonds	—	1,970	—	1,970
Foreign government bonds	—	2,170	—	2,170
U.S. Agency securities	—	73,725	—	73,725
U.S. Treasury securities	—	379,509	—	379,509
Total	$60,073	$644,246	$—	$704,319

(1) Excludes $232.3 million in cash on the condensed consolidated balance sheet as of January 31, 2023.
The Company had $3.5 million and $3.4 million of Level 3 contingent consideration as of July 31, 2023 and January 31, 2023, respectively. Refer to “Note 6. Supplemental Financial Statement Information” for further details.

6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Prepaid software subscriptions	$6,748	$7,771
Prepaid taxes	3,955	592
Prepaid expenses for the Company’s events	1,030	1,885
Prepaid insurance	1,003	3,199
Prepaid advertising costs	532	367
Other prepaid expenses	3,459	1,915
Restricted cash(1)	—	2,500
Interest receivable	2,913	2,310
Revenue contract asset	2,473	1,532
Security and other deposits	1,290	510
Other current assets	2,650	1,746
Total prepaid expense and other current assets	$26,053	$24,327
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	July 31, 2023	January 31, 2023
Computer and office equipment	$9,140	$8,581
Leasehold improvements	1,148	1,208
	10,288	9,789
Less: Accumulated depreciation(1)	(6,208)	(3,992)
Total property and equipment, net(1)	$4,080	$5,797

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $1.1 million and $2.2 million for the three and six months ended July 31, 2023, respectively. Depreciation expense of property and equipment was $0.7 million and $1.3 million for the three and six months ended July 31, 2022, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Security and other deposits	$3,377	$3,172
Deferred software implementation costs	395	594
Vendor receivables	1,026	132
Other long-term assets	62	189
Total other long-term assets	$4,860	$4,087
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Accrued expenses	$11,547	$10,686
Customer refunds payable	3,471	3,465
Income taxes payable	3,455	859
Indirect taxes payable	2,487	4,498
ESPP employee contributions	2,176	2,967
Operating lease liabilities, current	617	716
Acquisition related consideration withheld in escrow (1)	—	2,500
Other current liabilities	890	263
Total accrued expenses and other current liabilities	$24,643	$25,954
(1) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Payroll taxes payable	$5,778	$3,013
Accrued commissions	5,067	8,512
Restructuring accrual and related charges (1)	155	—
Other accrued team member related payables	12,504	9,251
Total accrued compensation and benefits	$23,504	$20,776
(1) Refer to “Note 11. Restructuring and Other Related Charges”.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Acquisition related contingent cash consideration (1)	$3,525	$3,443
Provision towards labor matters (2)	2,586	2,504
Deferred tax liabilities	758	849
Long term taxes payable	2,792	647
Early exercised options liability	835	1,800
Operating lease liabilities, non-current	138	413
Other non-current liabilities	140	168
Total other non-current liabilities	$10,774	$9,824
(1) Refer to “Note 7. Business Combination”.
(2) Refer to “Note 15. Commitments and Contingencies”.
Other Income (Expense), Net
Other income, net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Gain from deconsolidation of Meltano Inc. (1)	$—	$—	$—	$17,798
Foreign exchange gains (losses), net	(1,268)	1,646	(994)	2,506
Other expenses, net	(62)	(146)	(83)	(356)
Total other income (expense), net	$(1,330)	$1,500	$(1,077)	$19,948
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
As of January 31, 2023, the Company held $2.5 million in an escrow as partial security for post-closing indemnification claims made within 18 months of the closing date. The Company fully paid this acquisition-related holdback during the three months ended July 31, 2023.
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration. The remaining contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. During the three and six months ended July 31, 2023 and 2022, the Company did not record any changes to the fair value of the contingent cash consideration. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy. As of July 31, 2023 and January 31, 2023, the Company had recorded $3.5 million of remaining contingent cash consideration which is included in other long term liabilities on the respective condensed consolidated balance sheets.
Accretion expense was immaterial and $0.1 million for the three and six months ended July 31, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended July 31, 2022, respectively.
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of July 31, 2023 and January 31, 2023	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

July 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(3,426)	$2,774	1.3
Developed technology from asset acquisitions (1) (2)	932	(932)	—	0.0
Total	$7,132	$(4,358)	$2,774

January 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,401)	$3,799	1.8
Developed technology from asset acquisitions (1)	1,359	(1,257)	102	0.3
Total	$7,559	$(3,658)	$3,901
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
(2) During the three months ended July 31, 2023, the Company wrote off $0.5 million of fully amortized intangible assets as the technology had become obsolete.
Amortization expense was $0.5 million and $1.1 million for the three and six months ended July 31, 2023, respectively, and $0.6 million and $1.2 million for the three and six months ended July 31, 2022, respectively.
As of July 31, 2023, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2024	$1,039
2025	1,735
Total future amortization	$2,774
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.0 million and

$2.7 million for the three and six months ended July 31, 2023, respectively, and $0.8 million and $2.0 million for the three and six months ended July 31, 2022, respectively.
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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	July 31, 2023	January 31, 2023
Class A and Class B common stock
Options issued and outstanding	9,933	12,686
Shares available for issuance under Equity Incentive Plans	25,669	21,483
RSUs and PSUs issued and outstanding	11,376	8,336
Shares reserved for issuance to charitable organizations	1,502	1,636
ESPP	5,567	4,303
Total	54,047	48,444
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of July 31, 2023 and January 31, 2023, there were 62,712 and 194,304 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $0.8 million and $1.8 million, respectively. The liability associated with early exercised options is included in other non-current liabilities in the condensed consolidated balance sheets.
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
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	July 31, 2023	January 31, 2023
Available at beginning of period	21,483	18,248
Awards authorized	7,557	7,673
RSUs and PSUs granted	(4,843)	(6,651)
RSUs and PSUs canceled and forfeited	766	657
Options canceled and forfeited	691	1,496
Options repurchased	15	60
Available at end of period	25,669	21,483
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2023	12,686	$12.30	7.00	$470.8
Options granted	—	—
Options exercised	(2,062)	8.74
Options canceled	(198)	9.76
Options forfeited	(493)	16.96
Balances at July 31, 2023	9,933	$12.80	6.56	$372.3
Options vested at July 31, 2023	6,528	$10.66	6.17	$254.4
Options vested and expected to vest at July 31, 2023	9,933	$12.80	6.56	$372.3
No options were granted during each of the three months ended July 31, 2023 and 2022. The aggregate intrinsic value of options exercised during the three months ended July 31, 2023 and 2022 was $33.3 million and $25.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.

No options were granted during each of the six months ended July 31, 2023 and 2022. The aggregate intrinsic value of options exercised during the six months ended July 31, 2023 and 2022 was $65.9 million and $59.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of July 31, 2023 and January 31, 2023, approximately $32.0 million and $46.2 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.8 and 2.1 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2023	5,018	$53.33
Granted	4,843	39.91
Vested	(1,037)	49.97
Canceled/forfeited	(677)	52.08
Balances at July 31, 2023	8,147	$45.90
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
As of July 31, 2023 and January 31, 2023, approximately $362.0 million and $254.8 million, respectively, of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.3 and 3.2 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. As a result of forfeitures triggered by the departure of a key executive during the three and six months ended July 31, 2023, the Company reversed stock-based compensation previously recorded for that key executive. The Company recorded a $0.1 million gain and $0.3 million of stock-based compensation expense related to PSUs during the three and six months ended July 31, 2023, respectively. As of July 31, 2023, unrecognized stock-based compensation expense related to these PSUs was $6.3 million to be recognized over a period of 2.4 years.

CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the three and six months ended July 31, 2023, the Company recorded $0.4 million and $0.8 million of stock-based compensation expense related to the CEO RSUs, respectively. During the three and six months ended July 31, 2022, the Company recorded $0.4 million and $0.8 million of stock-based compensation expense related to the CEO RSUs, respectively.
As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. As of July 31, 2023, unrecognized stock-based compensation expense related to these RSUs was $5.1 million which will be recognized over 5.3 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
During the quarter ended July 31, 2023, the Company’s stock price on the purchase date, May 31, 2023, was lower than the Company’s stock price on the previously applicable offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $9.4 million, which is being recognized over the remaining requisite service period as of the date of reset.
During the quarter ended July 31, 2022, the Company’s stock price on the purchase date, May 31, 2022, was lower than the Company’s stock price on the previously applicable offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $9.9 million, which is being recognized over the remaining requisite service period as of the date of reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Six Months Ended July 31,
	2023	2022
Risk-free interest rate	4.22% - 5.30%	1.62% - 2.63%
Volatility	40.95% - 51.00%	44.95% - 52.76%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	—%	—%
The Company recorded $6.7 million and $11.2 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2023, respectively. The Company recorded $9.7 million and $14.1 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2022, respectively. As of July 31, 2023, approximately $19.8 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue	$1,698	$1,585	$3,112	$2,375
Research and development	12,477	11,339	24,179	16,375
Sales and marketing	21,295	14,851	35,059	21,902
General and administrative	10,898	9,972	16,348	14,566
Total stock-based compensation expense (1)	$46,368	$37,747	$78,698	$55,218
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $3.6 million and $6.4 million for the three and six months ended July 31, 2023, respectively. The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $2.2 million and $3.1 million for the three and six months ended July 31, 2022, respectively.
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
During the three and six months ended July 31, 2023, the Company donated 52,647 shares and 133,389 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $2.7 million and $5.3 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2023, respectively.
11. Restructuring and Other Related Charges
During the three months ended April 30, 2023, the Company reduced its total global headcount by approximately 7%.
As a result, the Company recognized total restructuring charges of approximately $9.1 million in the six months ended July 31, 2023, which consisted primarily of one-time severance and other termination benefit costs of $7.8 million, as well as accelerated stock-based compensation of $1.3 million.
The Company recognized one-time severance and other termination benefit costs as follows (in thousands):

	Three Months Ended July 31,	Six Months Ended July 31,
	2023	2023
Cost of revenue	$46	$463
Research and development	(12)	2,047
Sales and marketing	118	3,677
General and administrative	20	1,638
Total (1)	$172	$7,825
(1) Excludes stock-based compensation of $1.3 million.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2023	$—
Charges (1)	7,825
Cash payments	(7,670)
Balance as of July 31, 2023 (2)	$155
(1) Excludes stock-based compensation of $1.3 million.
(2) $0.2 million is included in accrued compensation and benefits on the condensed consolidated balance sheet as of July 31, 2023.

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
Subsequent to the closing of the financing rounds during fiscal year 2023, the Company retained control over JiHu with its equity stake reduced from 72% to 55%. As of July 31, 2023, the Company still retains control over JiHu with its equity stake at approximately 55%.
In April 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. As a result of forfeitures triggered by the departure of certain executives during the three and six months ended July 31, 2023, the Company reversed stock-based compensation previously recorded for such executives. The Company recorded a $0.2 million and $2.7 million gain for the three and six months ended July 31, 2023, respectively. For the three and six months ended July 31, 2022, the Company recorded $2.8 million and $3.0 million of stock-based compensation expense, respectively.
As of July 31, 2023, approximately $4.3 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 2.7 years. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Operating Leases
The Company recognized $0.1 million and $0.3 million of operating lease expense during the three and six months ended July 31, 2023, respectively, and $0.2 million and $0.3 million of operating lease expense during the three and six months ended July 31, 2022, respectively. JiHu has non-cancelable operating leases maturing over the next two years with total lease payments of $0.7 million and total present value of lease liabilities of $0.7 million. Lease expense for the one short-term lease was immaterial during each of the three and six months ended July 31, 2023 and 2022.
The table below presents supplemental information related to operating leases for the six months ended July 31, 2023 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.06
Weighted-average discount rate	3.7%
Cash paid for amounts included in the measurement of lease liabilities	$316

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Revenue	$1,609	$1,020	$3,073	$2,113
Cost of revenue	560	413	1,051	712
Gross profit	1,049	607	2,022	1,401
Operating expenses:
Sales and marketing	1,960	1,865	4,044	3,252
Research and development	727	1,909	2,683	2,837
General and administrative	1,407	3,539	(37)	4,293
Total operating expenses	4,094	7,313	6,690	10,382
Loss from operations	(3,045)	(6,706)	(4,668)	(8,981)
Interest income	240	142	555	210
Other income, net	293	339	562	1,012
Net loss before income taxes	(2,512)	(6,225)	(3,551)	(7,759)
Net loss	$(2,512)	$(6,225)	$(3,551)	$(7,759)

Net loss attributable to noncontrolling interest	$(1,128)	$(2,473)	$(1,558)	$(2.987)

	July 31, 2023	January 31, 2023

Cash and cash equivalents	$47,671	$56,744
Property and equipment, net	848	1,135
Operating lease right-of-use assets	673	998
Other assets	3,273	3,950
Total assets	$52,465	$62,827

Total liabilities	$7,277	$8,871
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
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $10.6 million in “equity method investment” on its condensed consolidated balance sheet as of July 31, 2023. During the three and six months ended July 31, 2023, the Company recognized a loss from equity method investment of $0.9 million and $1.7 million, net of tax on the condensed consolidated statements of operations, respectively. During the three and six months ended July 31, 2022, the Company recognized a loss from equity method investment of $0.8 million and $1.0 million, net of tax on the condensed consolidated statements of operations, respectively.
As of July 31, 2023, the Company owns 93% of the common stock in Meltano. As of July 31, 2023, Meltano has 3.3 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 46% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
13. Income Taxes
For the three and six months ended July 31, 2023, the Company recorded income tax expense of $4.0 million and $5.5 million on pretax loss of $46.3 million and $96.9 million, respectively. The income tax expense for the three and six months ended July 31, 2023 was primarily related to an increase in tax expense for unrecognized tax benefits and the Company's foreign and domestic operations as compared to the same periods last year.
For the three and six months ended July 31, 2022, the Company recorded income tax benefit of $0.1 million and income tax expense of $2.5 million on pretax loss of $60.7 million and $84.6 million, respectively. The income tax benefit for the three months ended July 31, 2022 was primarily related to an increase in domestic losses from operations as compared to the same period last year. The income tax expense for the six months ended July 31, 2022 related primarily to the Company's foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
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
As of July 31, 2023, unrecognized tax benefits approximated $8.1 million, of which $2.6 million would affect the Company’s effective tax rate if recognized. As of January 31, 2023, unrecognized tax benefits approximated $7.5 million, of which $0.5 million would affect the Company’s effective tax rate if recognized. The Company anticipates an immaterial amount of unrecognized tax benefits to reverse in the next 12 months.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $0.2 million as of July 31, 2023 and $0.2 million as of January 31, 2023, respectively.
At July 31, 2023, the Company’s U.S. federal 2019 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for tax years 2015 and 2016. The Company is currently unable to estimate the financial outcome of this examination due to its preliminary status. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
14. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to GitLab	$(50,080)	$(59,024)	$(102,549)	$(85,123)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	153,644	147,797	152,683	147,248

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.33)	$(0.40)	$(0.67)	$(0.58)
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

	As of

	July 31, 2023	January 31, 2023
Shares subject to outstanding common stock options	9,933	12,686
Unvested restricted stock in connection with business combination	3	8
Unvested early exercised stock options	63	194
Unvested RSUs and PSUs	11,465	8,336
Shares subject to the ESPP	71	81
Total	21,535	21,305
15. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $169.4 million as of July 31, 2023, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of July 31, 2023 and January 31, 2023, the estimated liability relating to these matters was $2.6 million and $2.5 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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

GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In calendar 2022, nearly 800 people contributed more than 3,000 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevOps tool they use every day. Our open-core approach has enabled us to build trust with our customers, and to maintain our high velocity of innovation so that we can rapidly create the most comprehensive DevSecOps platform.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform on the 22nd of every month and, as of July 31, 2023, had done so for the last 142 months. We intend to continue releasing new software at a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 7,815 as of July 31, 2023 from 5,864 as of July 31, 2022, an increase of 33%, our $100,000 ARR customers increased to 810 as of July 31, 2023 from 593 as of July 31, 2022, an increase of 37%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of July 31, 2023 and 2022, our Dollar-Based Net Retention Rate was 124% and over 130%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of July 31,
	2023	2022
Dollar-Based Net Retention Rate	124%	>130%
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

	As of July 31,
	2023	2022
$100,000 ARR customers	810	593

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
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% of our total revenue for each of the three and six months ended July 31, 2023. Revenue from professional services accounted for 2% of our total revenue for each of the three and six months ended July 31, 2022.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our allocated hosting expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs incurred on acquisition of an initial contract are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. However, prorated costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately.
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	$122,096	$88,936	$233,287	$165,859
License—self-managed and other	17,485	12,105	33,172	22,589
Total revenue	139,581	101,041	266,459	188,448
Cost of revenue:(1)
Subscription—self-managed and SaaS	10,871	10,671	21,762	18,604
License—self-managed and other	3,825	2,359	6,873	4,274
Total cost of revenue	14,696	13,030	28,635	22,878
Gross profit	124,885	88,011	237,824	165,570
Operating expenses:
Sales and marketing(1)	92,116	80,689	178,653	147,399
Research and development(1)	49,007	39,520	99,394	71,350
General and administrative(1)	37,819	33,104	72,067	54,996
Total operating expenses	178,942	153,313	350,114	273,745
Loss from operations	(54,057)	(65,302)	(112,290)	(108,175)
Interest income	9,112	3,064	16,427	3,590
Other income (expense), net(2)	(1,330)	1,500	(1,077)	19,948
Loss before income taxes and loss from equity method investment	(46,275)	(60,738)	(96,940)	(84,637)
Loss from equity method investment, net of tax	(917)	(816)	(1,665)	(1,019)
Provision for (benefit from) income taxes	4,016	(57)	5,502	2,454
Net loss	$(51,208)	$(61,497)	$(104,107)	$(88,110)
Net loss attributable to noncontrolling interest(3)	(1,128)	(2,473)	(1,558)	(2,987)
Net loss attributable to GitLab	$(50,080)	$(59,024)	$(102,549)	$(85,123)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$1,698	$1,585	$3,112	$2,375
Research and development	12,477	11,339	24,179	16,375
Sales and marketing	21,295	14,851	35,059	21,902
General and administrative	10,898	9,972	16,348	14,566
Total stock-based compensation expense	$46,368	$37,747	$78,698	$55,218

(2)Includes $17.8 million gain for the six months ended July 31, 2022 from the deconsolidation of Meltano Inc. in April 2022. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	11	13	11	12
Gross profit	89	87	89	88
Operating expenses:
Sales and marketing	66	80	67	78
Research and development	35	39	37	38
General and administrative	27	33	27	29
Total operating expenses	128	152	131	145
Loss from operations	(39)	(65)	(42)	(57)
Interest income	7	3	6	2
Other income (expense), net	(1)	1	—	11
Loss before income taxes and loss from equity method investment	(33)	(60)	(36)	(45)
Loss from equity method investment, net of tax	(1)	(1)	(1)	(1)
Provision for (benefit from) income taxes	3	—	2	(1)
Net loss	(37)%	(61)%	(39)%	(47)%
Net loss attributable to noncontrolling interest	(1)%	(2)%	(1)%	(2)%
Net loss attributable to GitLab	(36)%	(58)%	(38)%	(45)%

Comparison of the Three and Six Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$122,096	$88,936	$33,160	37%	$233,287	$165,859	$67,428	41%
License—self-managed and other	17,485	12,105	5,380	44	33,172	22,589	10,583	47
Total revenue	$139,581	$101,041	$38,540	38%	$266,459	$188,448	$78,011	41%
Revenue increased $38.5 million, or 38%, to $139.6 million for the three months ended July 31, 2023 from $101.0 million for the three months ended July 31, 2022. Revenue increased $78.0 million, or 41%, to $266.5 million for the six months ended July 31, 2023 from $188.4 million for the six months ended July 31, 2022. The increase in both the three and six months ended July 31, 2023 was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of July 31, 2023 and 2022, our expansion is reflected by our Dollar-Based Net Retention Rate being 124% and above 130%, respectively. We had 810 customers with ARR over $100,000 as of July 31, 2023, increasing from 593 customers with ARR over $100,000 as of July 31, 2022.
Revenue attributed to our variable interest entity, JiHu, was $1.6 million and $1.0 million for the three months ended July 31, 2023 and 2022, respectively, and $3.1 million and $2.1 million for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$14,696	$13,030	$1,666	13%	$28,635	$22,878	$5,757	25%
Gross profit	124,885	88,011	36,874	42	237,824	165,570	72,254	44
Gross margin	89%	87%			89%	88%
Cost of revenue increased by $1.7 million, to $14.7 million for the three months ended July 31, 2023 from $13.0 million for the three months ended July 31, 2022, primarily due to an increase of $0.8 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $0.4 million in software and consulting expenses. Gross margin improved by 2% to 89% for the three months ended July 31, 2023 from 87% for the three months ended July 31, 2022.
Cost of revenue increased by $5.8 million, to $28.6 million for the six months ended July 31, 2023 from $22.9 million for the six months ended July 31, 2022, primarily due to an increase of $2.3 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $1.3 million in third-party hosting costs for increased usage, and an increase of $0.5 million in software and consulting expenses. Gross margin improved by 1% to 89% for the six months ended July 31, 2023 from 88% for the six months ended July 31, 2022.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.6 million and $0.4 million for the three months ended July 31, 2023 and 2022, respectively, and $1.1 million and $0.7 million for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$92,116	$80,689	$11,427	14%	$178,653	$147,399	$31,254	21%
Sales and marketing expenses increased by $11.4 million, to $92.1 million for the three months ended July 31, 2023 from $80.7 million for the three months ended July 31, 2022, primarily due to an increase of $11.2 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $6.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.2 million in marketing and brand-related expenses and a decrease of $0.9 million in hosting expenses.
Sales and marketing expenses increased by $31.3 million, to $178.7 million for the six months ended July 31, 2023 from $147.4 million for the six months ended July 31, 2022, primarily due to an increase of $26.3 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $13.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.4 million in marketing and brand-related expenses, a decrease of $2.1 million in hosting expenses, and $3.7 million in one-time restructuring expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $2.0 million and $1.9 million for the three months ended July 31, 2023 and 2022, respectively, and $4.0 million and $3.3 million for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$49,007	$39,520	$9,487	24%	$99,394	$71,350	$28,044	39%
Research and development expenses increased by $9.5 million, to $49.0 million for the three months ended July 31, 2023 from $39.5 million for the three months ended July 31, 2022, primarily due to an increase of $6.7 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $1.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to $1.5 million in hosting costs for internal usage and $0.4 million in software and consulting expenses.
Research and development expenses increased by $28.0 million, to $99.4 million for the six months ended July 31, 2023 from $71.4 million for the six months ended July 31, 2022, primarily due to an increase of $19.7 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $7.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to $3.0 million in hosting costs for internal usage, $1.0 million in software and consulting expenses, and $2.0 million in one-time restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.7 million and $1.9 million for the three months ended July 31, 2023 and 2022, respectively, and $2.7 million and $2.8 million for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$37,819	$33,104	$4,715	14%	$72,067	$54,996	$17,071	31%
General and administrative expenses increased by $4.7 million, to $37.8 million for the three months ended July 31, 2023 from $33.1 million for the three months ended July 31, 2022, primarily due to an increase of $4.1 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $0.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $2.7 million in charitable donation of common stock offset by a decrease of $2.3 million from a one-time GitLab Contribute team member event cancellation fee in the three months ended July 31, 2022.

General and administrative expenses increased by $17.1 million, to $72.1 million for the six months ended July 31, 2023 from $55.0 million for the six months ended July 31, 2022, primarily due to an increase of $9.7 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $1.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $5.3 million in charitable donation of common stock, an increase of $2.4 million in consulting and legal expenses to support our growth, and $1.6 million in one-time restructuring costs, offset by a decrease of $2.3 million from a one-time GitLab Contribute team member event cancellation fee in the six months ended July 31, 2022.
General and administrative expenses attributed to our variable interest entity, JiHu, was $1.4 million and $3.5 million for the three months ended July 31, 2023 and 2022, respectively, and $0.0 million and $4.3 million for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,698	$1,585	$113	7%	$3,112	$2,375	$737	31%
Research and development	12,477	11,339	1,138	10	24,179	16,375	7,804	48
Sales and marketing	21,295	14,851	6,444	43	35,059	21,902	13,157	60
General and administrative	10,898	9,972	926	9	16,348	14,566	1,782	12
Total stock-based compensation expense	$46,368	$37,747	$8,621	23%	$78,698	$55,218	$23,480	43%
Stock-based compensation expense increased by $8.6 million, to $46.4 million for the three months ended July 31, 2023 from $37.7 million for the three months ended July 31, 2022, primarily due to an increase of $12.7 million of expense from restricted stock units, or RSUs, that we started granting in December 2021, offset by a decrease of $3.0 million of stock-based compensation expense related to our variable interest entity.
Stock-based compensation expense increased by $23.5 million, to $78.7 million for the six months ended July 31, 2023 from $55.2 million for the six months ended July 31, 2022, primarily due to an increase of $28.9 million of expense from RSUs, that we started granting in December 2021, offset by a decrease of $5.6 million of stock-based compensation expense related to our variable interest entity.
Stock-based compensation expense attributed to our variable interest entity, JiHu, was a $0.2 million gain and $2.8 million of expense for the three months ended July 31, 2023 and 2022, respectively, and a $2.7 million gain and $3.0 million of expense for the six months ended July 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income and Other Income (expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$9,112	$3,064	$6,048	197%	$16,427	$3,590	$12,837	358%

Gain from deconsolidation of Meltano Inc.	$—	$—	$—	—%	$—	$17,798	$(17,798)	100%
Foreign exchange gains (losses), net	(1,268)	1,646	(2,914)	(177)	(994)	2,506	(3,500)	(140)
Other expenses, net	(62)	(146)	84	(58)	(83)	(356)	273	(77)
Total other income (expense), net	$(1,330)	$1,500	$(2,830)	(189)%	$(1,077)	$19,948	$(21,025)	(105)%
For the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the deconsolidation of Meltano Inc., our formerly controlled subsidiary, during the six months ended July 31, 2022. The remaining change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$(917)	$(816)	$(101)	12%	$(1,665)	$(1,019)	$(646)	63%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano Inc., we account for Meltano investment under the equity method.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$4,016	$(57)	$4,073	(7146)%	$5,502	$2,454	$3,048	124%
Effective tax rate	(8.7)%	0.1%	(8.8)%		(5.7)%	(2.9)%	(2.8)%
Our tax expense increased by approximately $4.0 million for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. The higher tax expense was primarily due to an increase in unrecognized tax benefits and an increase in our foreign and domestic tax expense.
Our tax expense increased by approximately $3.0 million for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022. The higher tax expense was primarily due to an increase in unrecognized tax benefits and an increase in our foreign and domestic tax expense.
Our effective tax rate for the three and six months ended July 31, 2023 was lower than the U.S. federal statutory tax rate of 21%, primarily due to an increase in valuation allowance associated with the net operating losses generated during the year, unrecognized tax benefits, and non-deductible expenses offset by research credits.
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
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of July 31, 2023, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of July 31, 2023, the statutes for our U.S. federal 2019 through 2022 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the 2015 and 2016 tax years. We are currently unable to estimate the financial outcome of this examination due to its preliminary status. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

As of July 31, 2023, unrecognized tax benefits were $8.1 million, of which $2.6 million would affect the effective tax rate if recognized. We anticipate an immaterial amount of unrecognized tax benefits to reverse in the next 12 months. We are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $0.2 million as of each of July 31, 2023 and January 31, 2023.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of July 31, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $986.3 million and $936.7 million, respectively, which were held for working capital and strategic investment purposes. As of July 31, 2023, cash and cash equivalents consist of cash in banks, money markets funds, agency securities, treasuries, and corporate debt securities, while short-term investments mainly consist of treasuries, corporate debt securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$16,148	$(64,491)
Net cash used in investing activities	$(65,045)	$(483,487)
Net cash provided by financing activities	$25,528	$78,538
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows from operating activities during the six months ended July 31, 2023 and have supplemented working capital through net proceeds from the issuance of equity securities.

Cash provided by operating activities during the six months ended July 31, 2023 was $16.1 million, primarily consisting of our net loss of $104.1 million, adjusted for non-cash items of $102.3 million (mainly attributable to stock-based compensation expense of $78.7 million), and net cash inflows of $17.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accounts receivable of $25.3 million, the increase in accrued compensation and related expenses of $2.6 million, and the increase in deferred revenue of $11.2 million, partially offset by the increase in deferred contract acquisition costs of $18.1 million.
Cash used in operating activities during the six months ended July 31, 2022 was $64.5 million, primarily consisting of our net loss of $88.1 million, adjusted for non-cash items of $60.4 million (mainly attributable to stock-based compensation expense of $55.2 million), and net cash outflows of $36.8 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $16.7 million, the increase in deferred contract acquisition costs of $21.2 million, and the increase in accounts receivable of $13.6 million, partially offset by the increase in deferred revenue of $17.5 million.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2023 was $65.0 million, primarily consisting of $62.0 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, and $0.5 million in purchases of property and equipment.
Cash used in investing activities during the six months ended July 31, 2022 was $483.5 million, primarily consisting of $470.6 million in purchases of short-term investments, net of proceeds from maturities, $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, and $3.2 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2023 was $25.5 million, attributable to $17.8 million of proceeds from the issuance of common stock upon stock options exercises, and $7.8 million of proceeds from the issuance of common stock under the employee stock purchase plan.
Cash provided by financing activities during the six months ended July 31, 2022 was $78.5 million, primarily attributable to $57.7 million of contributions received from noncontrolling interests, $11.3 million of proceeds from issuance of common stock upon stock options exercises, and $9.6 million of proceeds from the issuance of common stock under the employee stock purchase plan.
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
Interest Rate Risk
As of July 31, 2023 and January 31, 2023, we had $986.3 million and $936.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $860.1 million as of July 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $704.3 million as of January 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 31, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $3.8 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 6 months as of July 31, 2023.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of July 31, 2023, we have $66.4 million of cash and cash equivalents denominated in currencies other than the U.S. dollar, a slight majority of which is in Chinese yuan for our variable interest entity, JiHu. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of July 31, 2023, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2023, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weaknesses described below.
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
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. Our total number of Base Customers has grown to 7,815 as of July 31, 2023 from 5,864 as of July 31, 2022. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties.
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
Our total revenue for the six months ended July 31, 2023 and 2022 was $266.5 million and $188.4 million, respectively, representing a growth rate of 41%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $155.1 million, $172.3 million and $102.5 million in fiscal 2022, fiscal 2023 and the six months ended July 31, 2023, respectively. As of July 31, 2023, we had an accumulated deficit of approximately $828.2 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our

SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•the timing and market acceptance of services, including the developments and enhancements to those services offered by us or our competitors, including incorporation of AI into such services;
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
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. While we have implemented user limits on our free SaaS product (and plan to implement in fiscal year 2024 storage and transfer limitations on our free SaaS product), we have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, volatility of the global debt and equity markets, instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, we have implemented user limits on our free SaaS product, and plan to implement in fiscal year 2024 storage and transfer limitations on our free SaaS product offering. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations on our paid product offerings, the extent and implementation of which varies depending on the tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could adversely affect the trading price of our Class A common stock.
Our operating results may vary significantly from period to period, which could adversely affect our business and financial condition. Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter or fiscal year should not be relied upon as indicative of future performance. Our quarterly or annual financial results may fluctuate as a result of several factors, many of which are outside of our control and may be difficult to predict, including:
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
The implementation of artificial intelligence (AI) and machine learning technologies in our services may result in reputational harm, liability, or other adverse consequences to our business operations.
We are implementing AI features, including generative AI features, throughout our services. The technologies underpinning these features are in the early stages of commercial use and exist in a nascent regulatory environment which presents regulatory, litigation, ethical, reputational, and financial risks.
Many states, regions, and supranational bodies, including the European Union, have proposed new regulations related to the use of AI and machine learning technologies. The final form of these may impose onerous obligations related to our development, offering, and use of AI technologies and expose us to an increased risk of regulatory enforcement and litigation.
Additionally, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws, or regulations. Accordingly, the implementation of generative AI technologies into our services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
Furthermore, many of our generative AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. While there is current uncertainty about the extent to which privacy and data protection laws apply to AI technologies, any delay in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as damage to our sales and reputation. In addition, many of our AI features rely on third-party service providers and sub-processors with limited AI-related privacy and data protection practices. As such, any improper processing of personal data by these service providers and sub-processors could harm our reputation, business, or customers, or expose us to legal liability.
Our generative AI features may also generate output that is misleading, insecure, inaccurate, harmful, or otherwise flawed, which may harm our reputation, business, or customers, or expose us to legal liability.

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
The DevSecOps Platform processes, stores, and transmits our customers’ proprietary and sensitive data, including personal data, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may store or process personal data, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of The DevSecOps Platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be considered responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach, if it is found that GitLab failed to conduct comprehensive third party risk due diligence. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal data and our third-party service providers’ information technology systems could result from AI-related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber-attacks, including denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Further, we need to continually monitor and remain compliant with all applicable changes in local, state, national, or international legal or regulatory requirements. Any significant violations of data privacy could result in the loss of business, litigation, and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard sensitive personal data or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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
Our future success depends, in part, on our ability to convert users of our free self-managed or SaaS product offerings into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free SaaS product may decline as a result of, or due to, our enforcement of user limits and our plan to implement in fiscal year 2024 storage and transfer limits for our free SaaS product offering. As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
Our ability to increase our customer base and achieve broader market acceptance of our services will depend to a significant extent on our ability to continue to expand our marketing and sales operations. We plan to continue expanding our sales force. We also plan to continue to dedicate significant resources to sales and marketing programs. We are expanding our marketing and sales capabilities to target additional potential customers, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current customer base. All of these efforts will require us to invest significant financial and other resources. If we are unable to find efficient ways to deploy our marketing spend or to hire, develop, and retain talent in numbers required to maintain and support our growth, if our new sales talent are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer base and achieve broader market acceptance of our services could be harmed.
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
Our products are inherently complex and may contain material defects, software “bugs” or errors. Any defects in functionality or operational procedures that cause interruptions in the availability of our products could result in:

•loss or delayed market acceptance and sales;
•loss of data;
•breach of warranty claims;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•loss of customers;
•diversion of development and customer service resources;
•loss of operational time;
•destruction or compromised integrity of data and/or intellectual property; and
•injury to our reputation.
The costs incurred in correcting any material defects, software “bugs” or errors might be substantial and could adversely affect our operating results.
We rely on information technology systems to process, transmit and store electronic information. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. The operation, success and growth of our business (whether now or in the future) depends on streamlined processes made available through information systems, global communications, internet activity, and other network processes. The future operation, success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity, and other network processes.
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
Because of the (nature and importance of the data) that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our products through their internet service providers. If a service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
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
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute The DevSecOps Platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute The DevSecOps Platform and must allocate appropriately skilled resources to the customers. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, vendors, governmental or regulatory bodies, or third parties who use The DevSecOps Platform. In addition, our agreements sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. In either case, the various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. Litigation is inherently unpredictable, and it is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business. Further, while we maintain insurance that may provide coverage for these types of lawsuits and other claims, such coverage may not be adequate to cover the related costs and other liabilities.
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
We process, store and use personal data and other data, which subjects us to governmental regulation and other legal obligations, including in the United States, the European Union, or the E.U., the United Kingdom, or the U.K., Canada, and Australia, related to privacy, and our actual or perceived failure to comply with such laws, regulations and contractual obligations could result in significant liability and reputational harm.
We receive, store and process personal data and other customer data. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal data, personal data and other customer data, the scope of which are changing, subject to differing interpretations, and which may be inconsistent among countries or conflict with other rules.
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
The GDPR and U.K. GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield. Further, the CJEU also advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) were not alone sufficient to protect data transferred to the United States or other countries not deemed adequate. On July 10, 2023, the European Commission entered into force the E.U.-U.S. Data Privacy Framework, or the DPF, as a successor framework to the Privacy Shield. Under the DPF, certified U.S.-based organizations may receive transfers of personal data from the E.E.A. and the U.K. However, there are uncertainties regarding the long-term viability of the DPF due to proposed legal challenges to the framework before the CJEU. Thus, the Standard Contractual Clauses will remain an important data transfer mechanism for transfers to countries outside of the E.E.A. and the U.K., but the use of Standard Contractual Clauses must still be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board issued additional guidance regarding the CJEU’s decision in November 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. The CJEU also stated that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, Supervisory Authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated in January 2022 that the transfer of data to the United States using certain analytics tools is illegal. While these decisions related specifically to analytics tools and may be inapplicable to organizations certified under the DPF, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the United States. We will continue to monitor this, and evaluate and utilize, where appropriate, all data transfer mechanisms available to us, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the U.S., or impact the manner in which we provide our services, which could adversely affect our business. In addition, if participation in the DPF is deemed appropriate, then we would be required to update documentation and processes, which may result in further compliance costs.
In addition, following the U.K.’s withdrawal from the E.U., the E.U. issued an adequacy decision in June 2021 in favor of the U.K. permitting data transfers from the E.U. to the U.K. However, this adequacy decision is subject to a four-year term, and the E.U. could intervene during the term if it determines that the data protection laws in the U.K. are not sufficient. If the adequacy decision is not renewed after its term, or the E.U. intervenes during the term, data may not be able to flow freely from the E.U. to the U.K. unless additional measures are taken. In which case, we may be required to find alternative solutions for the compliant transfer of personal data into the U.K. from the E.U. As supervisory authorities continue to issue further guidance on personal data (including regarding data export and circumstances in which we cannot use the standard contractual clauses), we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal data. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the VCDPA, another comprehensive state privacy law, that became effective January 1, 2023. Similarly, three other states have enacted comprehensive state privacy laws: Connecticut enacted the Connecticut Data Privacy Act, or the CTDPA, effective July 1, 2023; Colorado enacted the Colorado Privacy Act, or the CPA, effective July 1, 2023; Utah enacted the Utah Consumer Privacy Act, or the UCPA, effective December 31, 2023. The CCPA, CPRA, VCDPA, CTDPA, CPA and UCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
We are also currently subject to China’s Personal Information Protection Law, or PIPL, which came into effect in November 2021 and which increases the protections of Chinese residents. In particular, the law is intended to protect the rights and interests of individuals, to regulate personal data processing activities, to safeguard the lawful and “orderly flow” of data, and to facilitate reasonable use of personal data. Our failure to comply with the PIPL may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results. Also, the Cyberspace Administration of China has developed measures to govern cross-border transfers of personal data, such as security assessments, certifications, and standard contractual clauses, all of which may impact our ability to transact with customers with operations in China. To reduce the impact of PIPL, we are in the process of transitioning certain users who are resident in China to our JiHu entity.
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
We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal data or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. It is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and operating results. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
In March 2023, Mr. Sijbrandij announced that he had been diagnosed with cancer and was undergoing treatment, including chemotherapy. Mr. Sijbrandij has continued in his role as Chief Executive Officer and Chair of the Board of Directors during his treatment period and continues to work closely with our Board of Directors and management team to execute on our business priorities. However, his condition may change and prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our Board of Directors has reviewed and continues to review potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.

Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel with AI and machine learning backgrounds has been, and we expect it to continue to be, challenging. In the first quarter of fiscal 2024, we conducted a reduction in workforce of approximately 7% across all areas of our business. While we conducted this spending reprioritization to align with the economic conditions, this cost savings plan may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business. For example, in recent years, recruiting, hiring, and retaining team members with expertise in the technology software industry has become increasingly difficult as the demand for technology software professionals has continued to increase. Further, unfavorable media coverage of us could significantly impact our ability to recruit and retain talent. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team member’s inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing team members often consider the value of the benefits and equity awards they receive in connection with their employment. If the perceived value of our benefits, equity, or equity awards declines, it may adversely affect our ability to retain highly skilled team members. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
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
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the year ended January 31, 2023. To address our material weaknesses, we have commenced certain steps to enhance our internal control environment and remediate these material weaknesses. See the section entitled “Controls and Procedures—Remediation Plan for Material Weaknesses” above for additional information.
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
The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain member states, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.
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
•general economic conditions, changes in the capital markets generally, inflation, slow or negative growth of our markets and instability in the global banking sector; and
•other events or factors, including those resulting from political instability, war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflict in Ukraine.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2023, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. This type of litigation, if instituted, could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended July 31, 2023.

(b) Use of Proceeds
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. As of July 31, 2023, we have used all proceeds from our IPO (which closed on October 18, 2021) as disclosed in the final prospectus for our IPO dated as of October 13, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 14, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
On June 26, 2023, Erin Mannix, the Company’s Principal Accounting Officer and Chief Accounting Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Mannix Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The Mannix Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Mannix Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Mannix Rule 10b5-1 Plan, between December 20, 2023 and June 28, 2024. The aggregate number of shares of Class A common stock that will be available for sale under the Mannix Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 9,152, which reflects the aggregate maximum number of shares underlying Ms. Mannix’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The Mannix Rule 10b5-1 Plan includes a representation from Ms. Mannix to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Mannix Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Mannix Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Mannix Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Mannix was unaware, or with respect to any material nonpublic information acquired by Ms. Mannix or the Company after the date of the representation.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.8	Service Continuation Agreement between the Registrant and Michael McBride					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

GITLAB INC.
Date: September 5, 2023
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: September 5, 2023
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: September 5, 2023
	By:	/s/ Erin Mannix
Name: Erin Mannix
Title: Chief Accounting Officer