Form 10-Q
period 2023-10-31
Gitlab Inc.
filed 2023-12-05
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 27, 2023, the number of shares of the registrant’s Class A common stock outstanding was 107.9 million and the number of shares of the registrant’s Class B common stock outstanding was 47.8 million.
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
•our incorporation of artificial intelligence features into our products;
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
•the impact of any data breaches, cyberattacks or other malicious activity on our technology systems;
•economic and industry trends, projected growth, or trend analysis;

•the impact of macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, increased volatility in the capital markets, and instability in the global banking sector, and regional and other global events, including ongoing armed conflicts in different regions of the world, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members;
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
•We have a limited history operating as a public company, which makes it difficult to evaluate our current business and future prospects and may increase the risks associated with your investment.
•We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
•We may not be able to respond to rapid technological changes with new solutions, including with respect to artificial intelligence, which could have a material adverse effect on our operating results.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31, 2023(1)	January 31, 2023(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285,309	$295,402
Short-term investments	704,325	641,249
Accounts receivable, net of allowance for doubtful accounts of $403 and $1,564 as of October 31, 2023 and January 31, 2023, respectively	135,614	130,479
Deferred contract acquisition costs, current	27,196	26,505
Prepaid expenses and other current assets	29,892	24,327
Total current assets	1,182,336	1,117,962
Property and equipment, net	3,690	5,797
Operating lease right-of-use assets	533	998
Equity method investment	9,634	12,682
Goodwill	8,145	8,145
Intangible assets, net	2,254	3,901
Deferred contract acquisition costs, non-current	15,104	15,628
Other non-current assets	5,200	4,087
TOTAL ASSETS	$1,226,896	$1,169,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,023	$5,184
Accrued expenses and other current liabilities	269,980	25,954
Accrued compensation and benefits	23,272	20,776
Deferred revenue, current	287,647	254,382
Total current liabilities	585,922	306,296
Deferred revenue, non-current	23,016	28,355
Other non-current liabilities	24,776	9,824
TOTAL LIABILITIES	633,714	344,475
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of October 31, 2023 and January 31, 2023; no shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of October 31, 2023 and January 31, 2023; 107,732 and 94,655 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of October 31, 2023 and January 31, 2023; 47,964 and 56,489 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,658,375	1,497,373
Accumulated deficit	(1,113,355)	(725,648)
Accumulated other comprehensive income (loss)	1,547	(705)
Total GitLab stockholders’ equity	546,567	771,020
Noncontrolling interests	46,615	53,705
TOTAL STOCKHOLDERS’ EQUITY	593,182	824,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,226,896	$1,169,200
___________
(1) As of October 31, 2023 and January 31, 2023, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $48.6 million and $62.8 million, respectively, and liabilities of $5.9 million and $8.9 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	$130,993	$98,435	$364,280	$264,294
License—self-managed and other	18,675	14,546	51,847	37,135
Total revenue	149,668	112,981	416,127	301,429
Cost of revenue:
Subscription—self-managed and SaaS	11,559	11,113	33,321	29,717
License—self-managed and other	3,525	3,451	10,398	7,725
Total cost of revenue	15,084	14,564	43,719	37,442
Gross profit	134,584	98,417	372,408	263,987
Operating expenses:
Sales and marketing	86,978	81,080	265,631	228,479
Research and development	49,058	41,113	148,452	112,463
General and administrative	38,815	33,186	110,882	88,182
Total operating expenses	174,851	155,379	524,965	429,124
Loss from operations	(40,267)	(56,962)	(152,557)	(165,137)
Interest income	10,874	4,657	27,301	8,247
Other income (expense), net	569	2,661	(508)	22,609
Loss before income taxes and loss from equity method investment	(28,824)	(49,644)	(125,764)	(134,281)
Loss from equity method investment, net of tax	(743)	(756)	(2,408)	(1,775)
Provision for income taxes	256,788	65	262,290	2,519
Net loss	$(286,355)	$(50,465)	$(390,462)	$(138,575)
Net loss attributable to noncontrolling interest	(1,197)	(2,010)	(2,755)	(4,997)
Net loss attributable to GitLab	$(285,158)	$(48,455)	$(387,707)	$(133,578)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.84)	$(0.33)	$(2.53)	$(0.90)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	155,123	148,883	153,504	147,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net loss	$(286,355)	$(50,465)	$(390,462)	$(138,575)
Foreign currency translation adjustments	(1,354)	(5,740)	(2,576)	(9,532)
Net change in unrealized gains (losses) on available-for-sale securities	715	(4,521)	2,018	(7,044)
Comprehensive loss including noncontrolling interest	$(286,994)	$(60,726)	$(391,020)	$(155,151)
Net loss attributable to noncontrolling interest	(1,197)	(2,010)	(2,755)	(4,997)
Foreign currency translation adjustments attributable to noncontrolling interest	(404)	(3,931)	(2,810)	(5,978)
Comprehensive loss attributable to noncontrolling interest	(1,601)	(5,941)	(5,565)	(10,975)
Comprehensive loss attributable to GitLab	$(285,393)	$(54,785)	$(385,455)	$(144,176)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	831,240
Conversion of Class B common stock to Class A common stock	3,621	—	(3,621)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	407	—	4,706	—	—	—	4,706
Issuance of common stock related to RSUs vested, net of tax withholdings	625	—	—	—	—	—	—	—	—
Charitable donation of common stock	54	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—		—	221	—	—	—	221
Stock-based compensation expense	—	—	—	—	40,740	—	—	594	41,334
Change in noncontrolling interest ownership	—	—	—	—	(39)	—	—	39	—
Other comprehensive loss	—	—	—	—	—	—	(235)	(404)	(639)
Net loss	—	—	—	—	—	(285,158)	—	(1,197)	(286,355)
Balances at October 31, 2023	107,732	$—	47,964	$—	$1,658,375	$(1,113,355)	$1,547	$46,615	$593,182

	Three Months Ended October 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2022	83,025	$—	65,746	$—	$1,413,491	$(638,460)	$3,456	$51,833	$830,320
Conversion of Class B common stock to Class A common stock	7,810	—	(7,810)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	584	—	6,190	—	—	—	6,190
Repurchases, net of early exercised stock options	—	—	(17)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	316	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,146	—	—	—	1,146
Stock-based compensation expense	—	—	—	—	31,208	—	—	2,500	33,708
Other comprehensive loss	—	—	—	—	—	—	(6,330)	(3,931)	(10,261)
Change in noncontrolling interest ownership	—	—	—	—	1,314	—	—	2,739	4,053
Net loss	—	—	—	—	—	(48,455)	—	(2,010)	(50,465)
Balances at October 31, 2022	91,151	$—	58,503	$—	$1,453,349	$(686,915)	$(2,874)	$51,131	$814,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	10,979	—	(10,979)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,467	—	22,639	—	—	—	22,639
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	1,663	—	—	—	—	—	—	—	—
Charitable donation of common stock	188	—	—	—	8,025	—	—	—	8,025
Vesting of early exercised stock options	—	—	—	—	1,030	—	—	—	1,030
Stock-based compensation expense	—	—	—	—	122,099	—	—	(2,067)	120,032
Change in noncontrolling interest ownership	—	—	—	—	(542)	—	—	542	—
Other comprehensive income (loss)	—	—	—	—	—	—	2,252	(2,810)	(558)
Net loss	—	—	—	—	—	(387,707)	—	(2,755)	(390,462)
Balances at October 31, 2023	107,732	$—	47,964	$—	$1,658,375	$(1,113,355)	$1,547	$46,615	$593,182

	Nine Months Ended October 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2022	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	63,178	—	(63,178)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,970	—	17,603	—	—	—	17,603
Issuance of common stock under employee stock purchase plan	289	—	—	—	9,554	—	—	—	9,554
Repurchases, net of early exercised stock options	—	—	(36)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	543	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4,106	—	—	—	4,106
Stock-based compensation expense	—	—	—	—	83,454	—	—	5,472	88,926
Other comprehensive loss	—	—	—	—	—	—	(10,598)	(5,978)	(16,576)
Change in noncontrolling interest ownership	—	—	—	—	18,153	—	—	43,573	61,726
Deconsolidation of Meltano Inc.	—	—	—	—	—	—	—	(11,342)	(11,342)
Net loss	—	—	—	—	—	(133,578)	—	(4,997)	(138,575)
Balances at October 31, 2022	91,151	$—	58,503	$—	$1,453,349	$(686,915)	$(2,874)	$51,131	$814,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(390,462)	$(138,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	120,032	88,926
Charitable donation of common stock	8,025	—
Amortization of intangible assets	1,646	1,767
Depreciation expense	3,329	2,198
Amortization of deferred contract acquisition costs	31,066	32,693
Gain from deconsolidation of Meltano Inc.	—	(17,798)
Loss from equity method investment	3,048	2,247
Net amortization of premiums or discounts on short-term investments	(14,361)	(3,346)
Unrealized foreign exchange loss (gain), net	252	(4,081)
Other non-cash expense, net	317	439
Changes in assets and liabilities:
Accounts receivable	(5,291)	(22,163)
Prepaid expenses and other current assets	(8,183)	(5,320)
Deferred contract acquisition costs	(31,760)	(33,145)
Other non-current assets	(1,174)	2,050
Accounts payable	(224)	1,393
Accrued expenses and other current liabilities	245,857	3,249
Accrued compensation and benefits	2,842	(15,150)
Deferred revenue	29,158	40,200
Other non-current liabilities	16,070	(1,272)
Net cash provided by (used in) operating activities	10,187	(65,688)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(573,676)	(631,951)
Proceeds from maturities of short-term investments	526,979	122,701
Purchases of property and equipment	(1,269)	(5,018)
Deconsolidation of Meltano Inc.	—	(9,620)
Escrow payment related to business combination, after acquisition date	(2,500)	—
Net cash used in investing activities	(50,466)	(523,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	22,492	17,454
Issuance of common stock under employee stock purchase plan	7,751	9,554
Contributions received from noncontrolling interests, net of issuance costs	—	61,726
Partial settlement of acquisition related contingent cash consideration	—	(3,137)
Net cash provided by financing activities	30,243	85,597
Impact of foreign exchange on cash and cash equivalents	(2,557)	(8,524)
Net decrease in cash and cash equivalents	(12,593)	(512,503)
Cash, cash equivalents, and restricted cash at beginning of period	297,902	887,172
Cash, cash equivalents, and restricted cash at end of period	$285,309	$374,669
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,015	$527

Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1,030	$4,106
Unpaid property and equipment in accrued expenses	$68	$—

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$285,309	$372,169
Restricted cash, included in prepaid expenses and other current assets	—	2,500
Total cash, cash equivalents and restricted cash	$285,309	$374,669
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
Subscription—self-managed and SaaS	$130,993	88%	$98,435	87%	$364,280	88%	$264,294	88%
Subscription—self-managed	91,716	62	72,720	64	257,962	62	199,335	66
SaaS	39,277	26	25,715	23	106,318	26	64,959	22
License—self-managed and other	$18,675	12%	$14,546	13%	$51,847	12%	$37,135	12%
License—self-managed	16,037	10	11,860	11	44,016	10	30,646	10
Professional services and other	2,638	2	2,686	2	7,831	2	6,489	2
Total revenue	$149,668	100%	$112,981	100%	$416,127	100%	$301,429	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$122,415	$94,942	$339,431	$251,339
Europe	23,731	15,547	66,933	43,285
Asia Pacific	3,522	2,492	9,763	6,805
Total revenue	$149,668	$112,981	$416,127	$301,429
During each of the three and nine months ended October 31, 2023, the United States accounted for 82% of total revenue for each period presented. During the three and nine months ended October 31, 2022, the United States accounted for 84% and 83% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single reportable segment.
Deferred Revenue
During the three and nine months ended October 31, 2023, $102.1 million and $200.8 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented. During the three and nine months ended October 31, 2022, $77.0 million and $141.9 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.

Remaining Performance Obligations
As of October 31, 2023 and January 31, 2023, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $548.1 million and $435.9 million, respectively. As of October 31, 2023, the Company expects to recognize approximately 68% of the transaction price as product or services revenue over the next 12 months and 88% over the next 24 months.
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
The Company uses various distribution channels. As of October 31, 2023, three of these channel partners represented 10%, 11% and 13% of the accounts receivable balance, respectively, while as of January 31, 2023 one of these channel partners represented 12% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of October 31, 2023 and January 31, 2023.
There were no individual customers whose revenue represented more than 10% of total revenue during the three and nine months ended October 31, 2023 and 2022.

4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$86,109	$—	$—	$86,109
Money market funds	154,402	—	—	154,402
U.S. Treasury securities	25,812	—	—	25,812
Commercial paper	18,989	—	(3)	18,986
Total cash and cash equivalents	$285,312	$—	$(3)	$285,309
Short-term investments:
Commercial paper	35,751	—	(26)	35,725
Corporate debt securities	206,334	—	(1,393)	204,941
Foreign government bonds	2,249	—	(3)	2,246
U.S. Agency securities	58,139	—	(313)	57,826
U.S. Treasury securities	404,686	3	(1,102)	403,587
Total short-term investments	$707,159	$3	$(2,837)	$704,325

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232,332	$—	$—	$232,332
Money market funds	60,073	—	—	60,073
U.S. Agency securities	2,997	—	—	2,997
Total cash and cash equivalents	$295,402	$—	$—	$295,402
Short-term investments:
Commercial paper	88,703	18	(112)	88,609
Corporate debt securities	95,805	33	(572)	95,266
Municipal bonds	1,989	—	(19)	1,970
Foreign government bonds	2,211	—	(41)	2,170
U.S. Agency securities	74,158	2	(435)	73,725
U.S. Treasury securities	383,238	—	(3,729)	379,509
Total short-term investments	$646,104	$53	$(4,908)	$641,249
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three and nine months ended October 31, 2023 and 2022, the Company did not have any material realized gains or losses as a result of maturities or sale of short-term investments.
During the three and nine months ended October 31, 2023, the Company recorded $10.9 million and $27.3 million of interest income on cash equivalents and short-term investments, respectively, which includes $5.9 million and $14.4 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2023, respectively. During the three and nine months ended October 31, 2022, the Company recorded $4.7 million and $8.2 million of interest income on cash equivalents and short-term investments, respectively, which included $2.1 million and $3.3 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2022, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		More Than 12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 31, 2023
U.S. Agency securities	$42,820	$(154)	$15,006	$(159)	$57,826	$(313)
Commercial paper	54,711	(29)	—	—	54,711	(29)
Corporate debt securities	188,536	(1,229)	15,405	(164)	203,941	(1,393)
Foreign government bonds	—	—	2,246	(3)	2,246	(3)

U.S. Treasury securities	304,505	(490)	76,070	(612)	380,575	(1,102)
Total cash equivalents and short-term investments	$590,572	$(1,902)	$108,727	$(938)	$699,299	$(2,840)

	Less Than 12 Months		More Than 12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2023
U.S. Agency securities	$73,724	$(435)	$—	$—	$73,724	$(435)
Commercial paper	45,015	(112)	—	—	$45,015	$(112)
Corporate debt securities	75,203	(572)	—	—	$75,203	$(572)
Municipal bonds	1,970	(19)	—	—	$1,970	$(19)
Foreign government bonds	2,170	(41)	—	—	$2,170	$(41)
U.S. Treasury securities	379,509	(3,729)	—	—	$379,509	$(3,729)
Total cash equivalents and short-term investments	$577,591	$(4,908)	$—	$—	$577,591	$(4,908)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	October 31, 2023		January 31, 2023
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$572,928	$571,086	$480,943	$477,520
Due between 1 year to 2 years	134,231	133,239	165,161	163,729
Total	$707,159	$704,325	$646,104	$641,249
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
October 31, 2023 (1)
Cash equivalents:
Money market funds	$154,402	$—	$—	$154,402
U.S. Treasury securities	—	25,812	—	25,812
Commercial paper	—	18,986	—	18,986
Short-term investments:
Commercial paper	—	35,725	—	35,725
Corporate debt securities	—	204,941	—	204,941
Foreign government bonds	—	2,246	—	2,246
U.S. Agency securities	—	57,826	—	57,826
U.S. Treasury securities	—	403,587	—	403,587
Total	$154,402	$749,123	$—	$903,525
(1) Excludes $86.1 million in cash on the condensed consolidated balance sheet as of October 31, 2023.

	Level 1	Level 2	Level 3	Fair Value
January 31, 2023 (1)
Cash equivalents:
Money market funds	$60,073	$—	$—	$60,073
U.S. Agency securities	—	2,997	—	2,997
Short-term investments:
Commercial paper	—	88,609	—	88,609
Corporate debt securities	—	95,266	—	95,266
Municipal bonds	—	1,970	—	1,970
Foreign government bonds	—	2,170	—	2,170
U.S. Agency securities	—	73,725	—	73,725
U.S. Treasury securities	—	379,509	—	379,509
Total	$60,073	$644,246	$—	$704,319
(1) Excludes $232.3 million in cash on the condensed consolidated balance sheet as of January 31, 2023.

The Company had $3.6 million and $3.4 million of Level 3 contingent consideration as of October 31, 2023 and January 31, 2023, respectively. Refer to “Note 6. Supplemental Financial Statement Information” for further details.

6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Prepaid software subscriptions	$8,988	$7,771
Prepaid taxes	5,550	592
Prepaid expenses for the Company’s events	1,606	1,885
Prepaid insurance	2,640	3,199
Prepaid advertising costs	591	367
Other prepaid expenses	1,685	1,915
Restricted cash(1)	—	2,500
Interest receivable	3,505	2,310
Income tax receivable related to BAPA(2)	2,853	—
Revenue contract asset	1,001	1,532
Security and other deposits	293	510
Other current assets	1,180	1,746
Total prepaid expense and other current assets	$29,892	$24,327
(1) Refer to “Note 7. Business Combination”.
(2) Refer to “Note 13. Income Taxes”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	October 31, 2023	January 31, 2023
Computer and office equipment	$9,790	$8,581
Leasehold improvements	1,137	1,208
	10,927	9,789
Less: Accumulated depreciation(1)	(7,237)	(3,992)
Total property and equipment, net(1)	$3,690	$5,797

(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment.
Depreciation expense of property and equipment was $1.1 million and $3.3 million for the three and nine months ended October 31, 2023, respectively. Depreciation expense of property and equipment was $0.9 million and $2.2 million for the three and nine months ended October 31, 2022, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Security and other deposits	$3,317	$3,172
Vendor receivables	1,502	132
Deferred software implementation costs	322	594
Other non-current assets	59	189
Total other non-current assets	$5,200	$4,087
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Income tax liability related to BAPA(1)	$247,444	$—
Accrued expenses	10,891	10,949
ESPP employee contributions	4,629	2,967
Income taxes payable	1,803	859
Indirect taxes payable	2,645	4,498
Customer refunds payable	2,046	3,465
Operating lease liabilities, current	522	716
Acquisition related consideration withheld in escrow (2)	—	2,500
Total accrued expenses and other current liabilities	$269,980	$25,954
(1) Refer to “Note 13. Income Taxes”.
(2) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Accrued commissions	$8,212	$8,512
Payroll taxes payable	4,722	3,013
Restructuring accrual and related charges (1)	34	—
Other accrued team member related payables	10,304	9,251
Total accrued compensation and benefits	$23,272	$20,776
(1) Refer to “Note 11. Restructuring and Other Related Charges”.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Acquisition related contingent cash consideration (1)	$3,566	$3,443
Long term taxes payable	727	647
Provision towards labor matters (2)	2,565	2,504
Deferred tax liabilities	17,114	849
Early exercised options liability	623	1,800
Operating lease liabilities, non-current	54	413
Other non-current liabilities	127	168
Total other non-current liabilities	$24,776	$9,824
(1) Refer to “Note 7. Business Combination”.
(2) Refer to “Note 15. Commitments and Contingencies”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Gain from deconsolidation of Meltano Inc. (1)	$—	$—	$—	$17,798
Foreign exchange gains (losses), net	488	2,855	(506)	5,361
Other income (expense), net	81	(194)	(2)	(550)
Total other income (expense), net	$569	$2,661	$(508)	$22,609
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
As of January 31, 2023, the Company held $2.5 million in an escrow as partial security for post-closing indemnification claims made within 18 months of the closing date. The Company fully paid this acquisition-related holdback during the nine months ended October 31, 2023.
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration. The remaining contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. During the three and nine months ended October 31, 2023 and 2022, the Company did not record any changes to the fair value of the contingent cash consideration. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy. As of October 31, 2023 and January 31, 2023, the Company had recorded $3.6 million of remaining contingent cash consideration which is included in other long term liabilities on the respective condensed consolidated balance sheets.
Accretion expense was immaterial and $0.1 million for the three and nine months ended October 31, 2023, respectively, and $0.1 million and $0.3 million for the three and nine months ended October 31, 2022, respectively.
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of October 31, 2023 and January 31, 2023	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

October 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(3,946)	$2,254	1.1
Developed technology from asset acquisitions (1) (2)	902	(902)	—	0.0
Total	$7,102	$(4,848)	$2,254

January 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,401)	$3,799	1.8
Developed technology from asset acquisitions (1)	1,359	(1,257)	102	0.3
Total	$7,559	$(3,658)	$3,901
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
(2) During the nine months ended October 31, 2023, the Company wrote off $0.4 million of fully amortized intangible assets as the technology had become obsolete.
Amortization expense was $0.5 million and $1.6 million for the three and nine months ended October 31, 2023, respectively, and $0.6 million and $1.8 million for the three and nine months ended October 31, 2022, respectively.
As of October 31, 2023, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2024	$519
2025	1,735
Total future amortization	$2,254
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $0.9 million and

$3.6 million for the three and nine months ended October 31, 2023, respectively, and $0.7 million and $2.8 million for the three and nine months ended October 31, 2022, respectively.
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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	October 31, 2023	January 31, 2023
Class A and Class B common stock
Options issued and outstanding	9,454	12,686
Shares available for issuance under Equity Incentive Plans	25,059	21,483
RSUs and PSUs issued and outstanding	11,432	8,336
Shares reserved for issuance to charitable organizations	1,449	1,636
ESPP	5,567	4,303
Total	52,961	48,444
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of October 31, 2023 and January 31, 2023, there were 41,332 and 194,304 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $0.6 million and $1.8 million, respectively. The liability associated with early exercised options is included in other non-current liabilities in the condensed consolidated balance sheets.
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
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	October 31, 2023	January 31, 2023
Available at beginning of period	21,483	18,248
Awards authorized	7,557	7,673
RSUs and PSUs granted	(5,740)	(6,651)
RSUs and PSUs canceled and forfeited	982	657
Options canceled and forfeited	760	1,496
Options repurchased	17	60
Available at end of period	25,059	21,483
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2023	12,686	$12.30	7.00	$470.8
Options granted	—	—
Options exercised	(2,472)	9.22
Options canceled	(206)	11.23
Options forfeited	(554)	17.03
Balances at October 31, 2023	9,454	$12.82	6.07	$293.4
Options vested at October 31, 2023	6,733	$10.96	5.71	$217.6
Options vested and expected to vest at October 31, 2023	9,454	$12.82	6.07	$293.4
No options were granted during each of the three months ended October 31, 2023 and 2022. The aggregate intrinsic value of options exercised during the three months ended October 31, 2023 and 2022 was $15.2 million and $26.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.

No options were granted during each of the nine months ended October 31, 2023 and 2022. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2023 and 2022 was $81.0 million and $86.5 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise.
As of October 31, 2023 and January 31, 2023, approximately $27.0 million and $46.2 million, respectively, of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.7 and 2.1 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2023	5,018	$53.33
Granted	5,740	41.77
Vested	(1,662)	48.68
Canceled/forfeited	(893)	51.02
Balances at October 31, 2023	8,203	$46.43
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
As of October 31, 2023 and January 31, 2023, approximately $366.0 million and $254.8 million, respectively, of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.1 and 3.2 years, respectively. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $0.4 million and $0.7 million of stock-based compensation expense related to PSUs during the three and nine months ended October 31, 2023, respectively. The Company recorded $1.3 million and $2.0 million of stock-based compensation expense related to PSUs during the three and nine months ended October 31, 2022, respectively. As of October 31, 2023, unrecognized stock-based compensation expense related to these PSUs was $2.8 million to be recognized over a period of 2.1 years.

CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the three and nine months ended October 31, 2023, the Company recorded $0.4 million and $1.2 million of stock-based compensation expense related to the CEO RSUs, respectively. During the three and nine months ended October 31, 2022, the Company recorded $0.4 million and $1.2 million of stock-based compensation expense related to the CEO RSUs, respectively.
As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. As of October 31, 2023, unrecognized stock-based compensation expense related to these RSUs was $4.7 million which will be recognized over 5.1 years.
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
The Company recorded $4.0 million and $15.2 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2023, respectively. The Company recorded $5.3 million and $19.4 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2022, respectively. As of October 31, 2023, approximately $15.0 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue	$1,648	$1,248	$4,760	$3,623
Research and development	12,738	10,030	36,917	26,405
Sales and marketing	16,523	12,905	51,582	34,807
General and administrative	10,425	9,525	26,773	24,091
Total stock-based compensation expense (1)	$41,334	$33,708	$120,032	$88,926
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
There was no corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense for the three and nine months ended October 31, 2023. The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $2.6 million and $5.8 million for the three and nine months ended October 31, 2022, respectively.
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
During the three and nine months ended October 31, 2023, the Company donated 53,510 shares and 186,899 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $2.7 million and $8.0 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended October 31, 2023, respectively.
11. Restructuring and Other Related Charges
During the three months ended April 30, 2023, the Company reduced its total global headcount by approximately 7%.
As a result, the Company recognized total restructuring charges of approximately $9.1 million during the nine months ended October 31, 2023, which consisted primarily of one-time severance and other termination benefit costs of $7.8 million, as well as accelerated stock-based compensation of $1.3 million.
The Company recognized one-time severance and other termination benefit costs as follows (in thousands):

	Three Months Ended October 31,	Nine Months Ended October 31,
	2023	2023
Cost of revenue	$—	$463
Research and development	72	2,119
Sales and marketing	(54)	3,623
General and administrative	(4)	1,634
Total (1)	$14	$7,839
(1) Excludes stock-based compensation of $1.3 million.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2023	$—
Charges (1)	7,839
Cash payments	(7,805)
Balance as of October 31, 2023 (2)	$34
(1) Excludes stock-based compensation of $1.3 million.
(2) Balance is included in accrued compensation and benefits on the condensed consolidated balance sheet as of October 31, 2023.

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
Subsequent to the closing of the financing rounds during fiscal year 2023, the Company retained control over JiHu with its equity stake reduced from 72% to 55%. As of October 31, 2023, the Company still retains control over JiHu with its equity stake at approximately 54%.
In April 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. As a result of forfeitures triggered by the departure of certain executives during the three and nine months ended October 31, 2023, the Company reversed stock-based compensation previously recorded for such executives. The Company recorded a $0.6 million loss and $2.1 million gain for the three and nine months ended October 31, 2023, respectively. For the three and nine months ended October 31, 2022, the Company recorded $2.5 million and $5.5 million of stock-based compensation expense, respectively.
As of October 31, 2023, approximately $4.1 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 2.5 years. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Operating Leases
The Company recognized $0.2 million and $0.5 million of operating lease expense during the three and nine months ended October 31, 2023, respectively, and $0.1 million and $0.4 million of operating lease expense during the three and nine months ended October 31, 2022, respectively. JiHu has non-cancelable operating leases maturing over the next two years with total lease payments of $0.6 million and total present value of lease liabilities of $0.6 million. Lease expense for the one short-term lease was immaterial during each of the three and nine months ended October 31, 2023 and 2022.
The table below presents supplemental information related to operating leases for the nine months ended October 31, 2023 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	0.81
Weighted-average discount rate	3.7%
Cash paid for amounts included in the measurement of lease liabilities	$494

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Revenue	$1,700	$1,275	$4,773	$3,388
Cost of revenue	779	481	1,830	1,193
Gross profit	921	794	2,943	2,195
Operating expenses:
Sales and marketing	1,644	1,999	5,688	5,251
Research and development	1,463	1,898	4,146	4,735
General and administrative	1,003	3,070	966	7,363
Total operating expenses	4,110	6,967	10,800	17,349
Loss from operations	(3,189)	(6,173)	(7,857)	(15,154)
Interest income	262	193	817	403
Other income, net	279	1,452	841	2,464
Net loss before income taxes	(2,648)	(4,528)	(6,199)	(12,287)
Net loss	$(2,648)	$(4,528)	$(6,199)	$(12,287)

Net loss attributable to noncontrolling interest	$(1,197)	$(2,010)	$(2,755)	$(4,997)

	October 31, 2023	January 31, 2023

Cash and cash equivalents	$44,443	$56,744
Property and equipment, net	655	1,135
Operating lease right-of-use assets	533	998
Other assets	3,002	3,950
Total assets	$48,633	$62,827

Total liabilities	$5,914	$8,871
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
Effective April 4, 2022, the Company accounts for this investment under the equity method and has recorded $9.6 million in “equity method investment” on its condensed consolidated balance sheet as of October 31, 2023. During the three and nine months ended October 31, 2023, the Company recognized a loss from equity method investment of $0.7 million and $2.4 million, net of tax on the condensed consolidated statements of operations, respectively. During the three and nine months ended October 31, 2022, the Company recognized a loss from equity method investment of $0.8 million and $1.8 million, net of tax on the condensed consolidated statements of operations, respectively.
As of October 31, 2023, the Company owns 92% of the common stock in Meltano. As of October 31, 2023, Meltano has 3.0 million employee stock options and 3.1 million shares of preferred stock outstanding that are potentially dilutive equity instruments and will result in dilution to 47% in the Company’s stake in Meltano once all these instruments get converted into common stock of Meltano.
13. Income Taxes
For the three and nine months ended October 31, 2023, the Company recorded income tax expense of $256.8 million and $262.3 million on pretax loss of $28.8 million and $125.8 million, respectively. The income tax expense for the three and nine months ended October 31, 2023 was primarily related to an increase in tax expense for unrecognized tax benefits and the Company's foreign and domestic operations as compared to the same periods last year.
For the three and nine months ended October 31, 2022, the Company recorded income tax expense of $0.1 million and $2.5 million on pretax loss of $49.6 million and $134.3 million, respectively. The income tax expense for the three and nine months ended October 31, 2022 related primarily to the Company's foreign and domestic operations and the establishment of a deferred tax liability relating to the deconsolidation of a majority-owned entity, Meltano, and simultaneous establishment of the Company's equity method investment.
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
As of October 31, 2023, unrecognized tax benefits were approximately $373.0 million, of which $200.8 million would affect the Company’s effective tax rate if recognized. We have classified approximately $200.2 million of the unrecognized tax benefit as a current tax liability due to the anticipated timing of the settlement with the Internal Revenue Service and Dutch taxing authorities and their associated payments. The Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $47.4 million as of October 31, 2023 and $0.2 million as of January 31, 2023, respectively.
Since the fiscal year ended January 31, 2023, the Company has been in bilateral advance pricing agreement (“BAPA”) negotiations between the United States Internal Revenue Service (“IRS”) and the Dutch Tax Authority (“DTA”) relating to the Company’s transfer pricing arrangements between the United States and the Netherlands. In the three months ended October 31, 2023, the Company discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2027. The proposed agreements between the Company, the IRS and the DTA are not yet final; therefore $254.4 million of tax expense was recorded in the three months ended October 31, 2023. This amount represents the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents the Company’s best estimate of the tax expense associated with the proposed agreements and their related effects.
As of October 31, 2023, the Company’s U.S. federal 2019 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. The Company expects negotiations to continue to the middle of fiscal 2025. The Company believes that it has adequately reserved for the outcome of this audit as it is related to the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
14. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to GitLab	$(285,158)	$(48,455)	$(387,707)	$(133,578)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	155,123	148,883	153,504	147,812

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.84)	$(0.33)	$(2.53)	$(0.90)
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

	As of

	October 31, 2023	January 31, 2023
Shares subject to outstanding common stock options	9,454	12,686
Unvested restricted stock in connection with business combination	3	8
Unvested early exercised stock options	41	194
Unvested RSUs and PSUs	11,432	8,336
Shares subject to the ESPP	152	81
Total	21,082	21,305
15. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $155.8 million as of October 31, 2023, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of October 31, 2023 and January 31, 2023, the estimated liability relating to these matters was $2.6 million and $2.5 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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
To meet these market needs, GitLab pioneered The DevSecOps Platform, a fundamentally new approach to software development and delivery. Our platform is uniquely built as a single application with built-in AI-assisted workflows, and a single interface with a unified data model, enabling all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams – to work together in a single tool with a single workflow. With GitLab, they can build better, more secure software faster.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform every month and, as of October 31, 2023, had done so for the last 145 months. We intend to continue releasing new software at a monthly cadence.
We also intend to continue investing in research and development to further enhance The DevSecOps Platform and sustain our innovation and technology leadership. We have a history of investing in our open source community and intend to continue to leverage our open core software to accelerate innovation. We also intend to continue to add headcount to our research and development team to extend the functionality and range of The DevSecOps Platform by bringing new and improved products and services to our customers.
We expect our research and development expenses to increase on an absolute basis in future periods. We foresee that such investment in research and development will contribute to our long-term growth, but may also negatively impact our short-term profitability. As engaged members of the GitLab open-source community, our contributors often serve as subject matter experts at market-leading developer events and The DevSecOps Platform is presented on the cutting edge of innovation. We intend to continue to invest in building out this community to foster more contributions and collaboration in the space. Our open source community, in turn, accelerates our ability to innovate and provide a better platform to our customers. We intend to expend additional resources in the future to continue enhancing The DevSecOps Platform and introducing new products, features and functionality.
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making significant investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 8,175 as of October 31, 2023 from 6,469 as of October 31, 2022, an increase of 26%, our $100,000 ARR customers increased to 874 as of October 31, 2023 from 638 as of October 31, 2022, an increase of 37%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of October 31, 2023 and 2022, our Dollar-Based Net Retention Rate was 128% and over 130%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expanding usage of our platform with our existing customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The DevSecOps Platform by additional users within their organizations, selling add-on offerings, and upgrading customers to higher-priced tiers. Ultimately, our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The DevSecOps Platform, our pricing, competition, and overall changes in our customers’ spending levels.
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

Continuing to Scale our Business
We plan to continue investing in our business so that we can capitalize on our market opportunity. We believe that these investments will contribute to our long-term growth, although they may adversely affect our operating results in the near term. Furthermore, we expect our general and administrative expenses to increase in absolute amount for the foreseeable future given the additional expenses for accounting, compliance, and insurance as a public company. While we expect these investments will contribute to our long-term growth, they may adversely affect our profitability in the near term, until such time as we are able to sufficiently grow our number of customers and increase the value of ARR with existing customers. We plan to balance these investments in future growth with a continued focus on managing our operating results.
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

	As of October 31,
	2023	2022
Dollar-Based Net Retention Rate	128%	>130%
During the quarter ended October 31, 2023, we implemented operational changes related to our account hierarchy process for tracking customers. These changes resulted in an update to our methodology for calculating Dollar-Based Net Retention Rate. Under this new methodology, Dollar-Based Net Retention Rate would have been reported as above 130% and as 129% in the quarters ended April 30, 2023 and July 31, 2023, respectively. All prior quarter disclosures would be unchanged. The definition of Dollar-Based Net Retention Rate remains the same along with the method of how we determine the number of our Base Customers.
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

	As of October 31,
	2023	2022
$100,000 ARR customers	874	638
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
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance. Given the Company’s limited history of providing professional services, uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered. Revenue from professional services accounted for 2% of our total revenue for each of the three and nine months ended October 31, 2023. Revenue from professional services accounted for 2% of our total revenue for each of the three and nine months ended October 31, 2022.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources teams. General and administrative expenses also include external legal, accounting, and director and officer insurance, as well as other consulting and professional services fees, software and subscription services, other corporate expenses, and any contract termination fees.
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription—self-managed and SaaS	$130,993	$98,435	$364,280	$264,294
License—self-managed and other	18,675	14,546	51,847	37,135
Total revenue	149,668	112,981	416,127	301,429
Cost of revenue:(1)
Subscription—self-managed and SaaS	11,559	11,113	33,321	29,717
License—self-managed and other	3,525	3,451	10,398	7,725
Total cost of revenue	15,084	14,564	43,719	37,442
Gross profit	134,584	98,417	372,408	263,987
Operating expenses:
Sales and marketing(1)	86,978	81,080	265,631	228,479
Research and development(1)	49,058	41,113	148,452	112,463
General and administrative(1)	38,815	33,186	110,882	88,182
Total operating expenses	174,851	155,379	524,965	429,124
Loss from operations	(40,267)	(56,962)	(152,557)	(165,137)
Interest income	10,874	4,657	27,301	8,247
Other income (expense), net(2)	569	2,661	(508)	22,609
Loss before income taxes and loss from equity method investment	(28,824)	(49,644)	(125,764)	(134,281)
Loss from equity method investment, net of tax	(743)	(756)	(2,408)	(1,775)
Provision for income taxes	256,788	65	262,290	2,519
Net loss	$(286,355)	$(50,465)	$(390,462)	$(138,575)
Net loss attributable to noncontrolling interest(3)	(1,197)	(2,010)	(2,755)	(4,997)
Net loss attributable to GitLab	$(285,158)	$(48,455)	$(387,707)	$(133,578)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$1,648	$1,248	$4,760	$3,623
Research and development	12,738	10,030	36,917	26,405
Sales and marketing	16,523	12,905	51,582	34,807
General and administrative	10,425	9,525	26,773	24,091
Total stock-based compensation expense	$41,334	$33,708	$120,032	$88,926

(2)Includes $17.8 million gain for the nine months ended October 31, 2022 from the deconsolidation of Meltano Inc. in April 2022. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	10	13	11	12
Gross profit	90	87	89	88
Operating expenses:
Sales and marketing	58	72	64	76
Research and development	33	36	36	37
General and administrative	26	29	27	29
Total operating expenses	117	138	126	142
Loss from operations	(27)	(50)	(37)	(55)
Interest income	7	4	7	3
Other income (expense), net	—	2	—	8
Loss before income taxes and loss from equity method investment	(19)	(44)	(30)	(45)
Loss from equity method investment, net of tax	—	(1)	(1)	(1)
Provision for income taxes	172	—	63	1
Net loss	(191)%	(45)%	(94)%	(46)%
Net loss attributable to noncontrolling interest	(1)%	(2)%	(1)%	(2)%
Net loss attributable to GitLab	(191)%	(43)%	(93)%	(44)%

Comparison of the Three and Nine Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$130,993	$98,435	$32,558	33%	$364,280	$264,294	$99,986	38%
License—self-managed and other	18,675	14,546	4,129	28	51,847	37,135	14,712	40
Total revenue	$149,668	$112,981	$36,687	32%	$416,127	$301,429	$114,698	38%
Revenue increased $36.7 million, or 32%, to $149.7 million for the three months ended October 31, 2023 from $113.0 million for the three months ended October 31, 2022. Revenue increased $114.7 million, or 38%, to $416.1 million for the nine months ended October 31, 2023 from $301.4 million for the nine months ended October 31, 2022. The increase in both the three and nine months ended October 31, 2023 was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of October 31, 2023 and 2022, our expansion is reflected by our Dollar-Based Net Retention Rate being 128% and above 130%, respectively. We had 874 customers with ARR over $100,000 as of October 31, 2023, increasing from 638 customers with ARR over $100,000 as of October 31, 2022.
Revenue attributed to our variable interest entity, JiHu, was $1.7 million and $1.3 million for the three months ended October 31, 2023 and 2022, respectively, and $4.8 million and $3.4 million for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$15,084	$14,564	$520	4%	$43,719	$37,442	$6,277	17%
Gross profit	134,584	98,417	36,167	37	372,408	263,987	108,421	41
Gross margin	90%	87%		3%	89%	88%		1%
Cost of revenue increased by $0.5 million, to $15.1 million for the three months ended October 31, 2023 from $14.6 million for the three months ended October 31, 2022, primarily due to an increase of $0.7 million in personnel-related expenses, driven by an increase of $0.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $0.3 million in third-party hosting costs for increased SaaS and cloud usage, offset by a decrease of $0.4 million in consulting and software expenses. Gross margin improved by 3% to 90% for the three months ended October 31, 2023 from 87% for the three months ended October 31, 2022.
Cost of revenue increased by $6.3 million, to $43.7 million for the nine months ended October 31, 2023 from $37.4 million for the nine months ended October 31, 2022, primarily due to an increase of $2.8 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $1.7 million in third-party hosting costs for increased SaaS and cloud usage, a $1.1 million expense in connection with the reclassification of credit card transaction fees related to our self-serve online web store, and $0.5 million in one-time restructuring expenses. Gross margin improved by 1% to 89% for the nine months ended October 31, 2023 from 88% for the nine months ended October 31, 2022.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.8 million and $0.5 million for the three months ended October 31, 2023 and 2022, respectively, and $1.8 million and $1.2 million for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$86,978	$81,080	$5,898	7%	$265,631	$228,479	$37,152	16%
Sales and marketing expenses increased by $5.9 million, to $87.0 million for the three months ended October 31, 2023 from $81.1 million for the three months ended October 31, 2022, primarily due to an increase of $6.0 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $3.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $0.7 million in marketing spend.
Sales and marketing expenses increased by $37.2 million, to $265.6 million for the nine months ended October 31, 2023 from $228.5 million for the nine months ended October 31, 2022, primarily due to an increase of $32.2 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $16.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $2.5 million in marketing spend, a decrease of $2.0 million in hosting expenses, and an increase of $3.6 million in one-time restructuring costs.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.6 million and $2.0 million for the three months ended October 31, 2023 and 2022, respectively, and $5.7 million and $5.3 million for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$49,058	$41,113	$7,945	19%	$148,452	$112,463	$35,989	32%
Research and development expenses increased by $7.9 million, to $49.1 million for the three months ended October 31, 2023 from $41.1 million for the three months ended October 31, 2022, primarily due to an increase of $6.2 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $2.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase in $0.7 million in hosting costs for internal usage and an increase in $0.4 million in software and consulting expenses.
Research and development expenses increased by $36.0 million, to $148.5 million for the nine months ended October 31, 2023 from $112.5 million for the nine months ended October 31, 2022, primarily due to an increase of $25.9 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $10.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase in $3.6 million in hosting costs for internal usage, an increase in $1.4 million in software and consulting expenses, and $2.1 million in one-time restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $1.5 million and $1.9 million for the three months ended October 31, 2023 and 2022, respectively, and $4.1 million and $4.7 million for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$38,815	$33,186	$5,629	17%	$110,882	$88,182	$22,700	26%
General and administrative expenses increased by $5.6 million, to $38.8 million for the three months ended October 31, 2023 from $33.2 million for the three months ended October 31, 2022, primarily due to an increase of $4.4 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $0.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $2.7 million in charitable donations of common stock and an increase of $0.7 million in software and consulting expenses, partially offset by a decrease of $1.1 million from a loss attributable to the fair value remeasurement of acquisition related contingent consideration in the three months ended October 31, 2022 and a decrease of $1.0 million from a one-time GitLab team member event cancellation fee in the three months ended October 31, 2022.
General and administrative expenses increased by $22.7 million, to $110.9 million for the nine months ended October 31, 2023 from $88.2 million for the nine months ended October 31, 2022, primarily due to an increase of $14.1 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $2.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $8.0 million in charitable donations of common stock, an increase of $3.6 million in software and consulting expenses to support our growth, and $1.6 million in one-time restructuring costs, partially offset by a decrease of $3.3 million from a one-time GitLab team member event cancellation fee in the nine months ended October 31, 2022 and a decrease of $1.1 million from a loss attributable to the fair value remeasurement of acquisition related contingent consideration in the nine months ended October 31, 2022.
General and administrative expenses attributed to our variable interest entity, JiHu, was $1.0 million and $3.1 million for the three months ended October 31, 2023 and 2022, respectively, and $1.0 million and $7.4 million for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,648	$1,248	$400	32%	$4,760	$3,623	$1,137	31%
Research and development	12,738	10,030	2,708	27	36,917	26,405	10,512	40
Sales and marketing	16,523	12,905	3,618	28	51,582	34,807	16,775	48
General and administrative	10,425	9,525	900	9	26,773	24,091	2,682	11
Total stock-based compensation expense	$41,334	$33,708	$7,626	23%	$120,032	$88,926	$31,106	35%
Stock-based compensation expense increased by $7.6 million, to $41.3 million for the three months ended October 31, 2023 from $33.7 million for the three months ended October 31, 2022, primarily due to an increase of $14.2 million of expense from restricted stock units, or RSUs, that we started granting in December 2021, offset by a decrease of $1.4 million related to stock options, $1.3 million decrease related to our ESPP and a decrease of $1.9 million related to our variable interest entity.
Stock-based compensation expense increased by $31.1 million, to $120.0 million for the nine months ended October 31, 2023 from $88.9 million for the nine months ended October 31, 2022, primarily due to an increase of $43.0 million of expense from RSUs, that we started granting in December 2021, offset by a decrease of $4.3 million related to our ESPP and a decrease of $7.6 million related to our variable interest entity.

Stock-based compensation expense attributed to our variable interest entity, JiHu, was a $0.6 million and $2.5 million of expense for the three months ended October 31, 2023 and 2022, respectively, and a $2.1 million gain and $5.5 million of expense for the nine months ended October 31, 2023 and 2022, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$10,874	$4,657	$6,217	133%	$27,301	$8,247	$19,054	231%

Gain from deconsolidation of Meltano Inc.	$—	$—	$—	—%	$—	$17,798	$(17,798)	100%
Foreign exchange gains (losses), net	488	2,855	(2,367)	(83)	(506)	5,361	(5,867)	(109)
Other income (expense), net	81	(194)	275	(142)	(2)	(550)	548	(100)
Total other income (expense), net	$569	$2,661	$(2,092)	(79)%	$(508)	$22,609	$(23,117)	(102)%
For the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three and nine months ended October 31, 2023 compared to the three and nine months ended October 31, 2022.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the deconsolidation of Meltano Inc., our formerly controlled subsidiary, during the nine months ended October 31, 2022. The remaining change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$(743)	$(756)	$13	(2)%	$(2,408)	$(1,775)	$(633)	36%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Meltano Inc., net of tax. Effective April 4, 2022, due to a loss of control over Meltano Inc., we account for Meltano investment under the equity method.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for income taxes	$256,788	$65	$256,723	394958.5%	$262,290	$2,519	$259,771	10312.5%
Effective tax rate	(890.9)%	(0.1)%	(890.8)%		(208.6)%	(1.9)%	(206.7)%
Our tax expense increased by approximately $256.7 million for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. The higher tax expense was primarily due to an increase in tax expense for unrecognized tax benefits and the Company's foreign and domestic operations as compared to the same periods last year.
Our tax expense increased by approximately $259.8 million for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022. The higher tax expense was primarily due to the tax effects of the bilateral advance pricing agreement negotiations between the United States and Dutch taxing authorities, and the Company's foreign and domestic operations.
Our effective tax rate for the three and nine months ended October 31, 2023 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the an increase in tax expense for unrecognized tax benefits, an increase in valuation allowance associated with tax attributes generated during the year, and non-deductible expenses.
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
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. Our share of the undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of October 31, 2023, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
Since the fiscal year ended January 31, 2023, we have been in bilateral advance pricing agreement (“BAPA”) negotiations between the United States Internal Revenue Service (“IRS”) and the Dutch Tax Authority (“DTA”) relating to our transfer pricing arrangements between the United States and the Netherlands. In the three months ended October 31, 2023, we discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2027. The proposed agreements between us, the IRS and the DTA are not yet final; therefore $254.4 million of tax expense recorded in the three months ended October 31, 2023. This amount represents the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents our best estimate of the tax expense associated with the proposed agreements and their related effects.

As of October 31, 2023, our U.S. federal 2019 through 2022 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the 2015 and 2016 tax years. We expect negotiations to continue to the middle of fiscal 2025. We believe that we have adequately reserved for the estimated outcome of this audit as it is related to the BAPA. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of October 31, 2023, unrecognized tax benefits were $373.0 million, of which $200.8 million would affect the effective tax rate if recognized. We have classified approximately $200.2 million of the unrecognized tax benefit as a current tax liability due to the anticipated timing of the settlement with the IRS and DTA and their associated payments.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $47.4 million as of October 31, 2023 and $0.2 million as of January 31, 2023.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of October 31, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $989.6 million and $936.7 million, respectively, which were held for working capital and strategic investment purposes. As of October 31, 2023, cash and cash equivalents consist of cash in banks, money markets funds, agency securities, treasuries, and corporate debt securities, while short-term investments mainly consist of treasuries, corporate debt securities, and commercial paper.
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

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$10,187	$(65,688)
Net cash used in investing activities	$(50,466)	$(523,888)
Net cash provided by financing activities	$30,243	$85,597
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary use of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows from operating activities during the nine months ended October 31, 2023 and have supplemented working capital through net proceeds from the issuance of equity securities.
Cash provided by operating activities during the nine months ended October 31, 2023 was $10.2 million, primarily consisting of our net loss of $390.5 million, adjusted for non-cash items of $153.4 million (mainly attributable to stock-based compensation expense of $120.0 million), and net cash outflows of $247.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in deferred revenue of $29.2 million and the increase in accrued compensation and related expenses of $2.8 million, partially offset by the increase in deferred contract acquisition costs of $31.8 million and the increase in accounts receivable of $5.3 million.
Cash used in operating activities during the nine months ended October 31, 2022 was $65.7 million, primarily consisting of our net loss of $138.6 million, adjusted for non-cash items of $103.0 million (mainly attributable to stock-based compensation expense of $88.9 million), and net cash outflows of $30.2 million used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accrued compensation and related expenses of $15.2 million, the increase in deferred contract acquisition costs of $33.1 million, and the increase in accounts receivable of $22.2 million, partially offset by the increase in deferred revenue of $40.2 million.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2023 was $50.5 million, primarily consisting of $46.7 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, and $1.3 million in purchases of property and equipment.
Cash used in investing activities during the nine months ended October 31, 2022 was $523.9 million, primarily consisting of $509.3 million in purchases of short-term investments, net of maturities, $9.6 million cash outflow as a result of a deconsolidation of a subsidiary, and $5.0 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2023 was $30.2 million, attributable to $22.5 million of proceeds from the issuance of common stock upon stock options exercises, and $7.8 million of proceeds from the issuance of common stock under the employee stock purchase plan.

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
Interest Rate Risk
As of October 31, 2023 and January 31, 2023, we had $989.6 million and $936.7 million of cash, cash equivalents, and short-term investments, respectively. Our cash equivalents and short-term investments of $903.5 million as of October 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash equivalents and short-term investments of $704.3 million as of January 31, 2023, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 31, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $3.8 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 5 months as of October 31, 2023.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of October 31, 2023, we have $47.2 million of cash and cash equivalents denominated in currencies other than the U.S. dollar, a slight majority of which is in Chinese yuan for our variable interest entity, JiHu. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of October 31, 2023, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2023, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weaknesses described below.
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
As a result, the following material weaknesses exist as of October 31, 2023:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in financial reporting processes,
•We did not design or retain sufficient contemporaneous documentation to demonstrate the operation of controls over manual journal entries,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over stock-based compensation at a sufficient level of precision and such controls relied on reports and information adversely impacted by the IT general control deficiencies, and
•As previously reported, we did not design and maintain effective and timely review procedures over the accounting for and disclosure of non-routine transactions. This material weakness has not been remediated, as the new controls designed rely on reports and information adversely impacted by the IT general control deficiencies.
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

Remediation Efforts and Status
As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, we are currently in the process of remediating our material weaknesses and are taking the steps that we believe will address the underlying causes of the material weaknesses, including:
•Strengthening IT governance and designing IT general controls including program change management, restricting user access to our internal systems used for financial reporting and enhancing the retention of contemporaneous documentation of reviews over IT general controls,
•Enhancing the review of manual journal entries, including outlining policies and procedures to strengthen retention of contemporaneous documentation and supervisory reviews by management, as well as designing new controls over the proper segregation of duties related to certain types of manual journal entries,
•Enhancing the precision of controls around the review of equity transactions, including the review of underlying source data and outlining policies and procedures to strengthen the retention of contemporaneous documentation of control reviews,
•Enhancing the review process around non-standard contracts and expanding our internal disclosure review processes to provide greater representation across various functions to ensure timely identification and review of non-routine transactions, and
•Developing and deploying training programs regarding the operation and importance of internal controls.
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
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. Our total number of Base Customers has grown to 8,175 as of October 31, 2023 from 6,469 as of October 31, 2022. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties.
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
Our total revenue for the nine months ended October 31, 2023 and 2022 was $416.1 million and $301.4 million, respectively, representing a growth rate of 38%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $155.1 million, $172.3 million and $387.7 million in fiscal 2022, fiscal 2023 and the nine months ended October 31, 2023, respectively. As of October 31, 2023, we had an accumulated deficit of approximately $1,113.4 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities.

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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. While we have implemented user limits on our free SaaS product (and plan to implement in the future storage and transfer limitations on our free SaaS product), we have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases for our Premium tier that were generally implemented in the first quarter of fiscal year 2024), the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, and instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Further, we have discontinued our starter and bronze tier product offerings, and users of these products will be required to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, we have implemented user limits on our free SaaS product, and plan to implement in the future storage and transfer limitations on our free SaaS product offering. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations on our paid product offerings, the extent and implementation of which varies depending on the tier. We cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, and instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including ongoing armed conflicts in different regions of the world;
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
We have experienced a period of rapid growth in our operations and headcount. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the responsible growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations. Furthermore, there is no assurance that our rate of growth will continue at its current pace, if at all. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, and instability in the global banking sector, and investment decisions by our customers.
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
Further, we rely on third-party vendors for the provision of the AI models which power many of our AI features. In the event those vendors encounter service disruption, materially and adversely change the terms on which they provide access to the models, or otherwise cease providing or change the basis on which they provide access to the models such that we can no longer obtain access, our ability to provide AI-powered features may be adversely affected.
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
The DevSecOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely impact our results of operations and financial condition.
Customers may choose to stay on our free self-managed or SaaS product offerings instead of converting into a paying customer.
Our future success depends, in part, on our ability to convert users of our free self-managed or SaaS product offerings into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free SaaS product may decline as a result of, or due to, our enforcement of user limits and our plan to implement in the future storage and transfer limits for our free SaaS product offering. As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
Our information technology systems may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, acts of terror and armed conflicts, global pandemics and natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers' control, such as macroeconomic and general economic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, and instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, volatility of the global debt and equity markets, and instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
In March 2023, Mr. Sijbrandij announced that he had been diagnosed with cancer and was undergoing treatment, including chemotherapy. Mr. Sijbrandij continued in his role as Chief Executive Officer and Chair of the Board of Directors throughout his treatment period. However, if he were to experience a recurrence, or his condition were to otherwise change, it may prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our Board of Directors regularly reviews potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.

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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in the United Kingdom, the Netherlands, Germany, France, Ireland, Japan, South Korea, Canada, Singapore, Australia, Spain, and India, and have team members in over 60 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
•economic and political instability in some countries, including the potential effects of health pandemics or epidemics and the ongoing armed conflicts in different regions of the world;
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
Our participation in this joint venture in China is subject to general, as well as industry-specific, economic, political, tax, and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements, including China’s adoption of the Personal Information Protection Law, or PIPL, which went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of China. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.
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
As a result, the following material weaknesses exist as of October 31, 2023:
•We did not design and maintain effective controls over certain information technology, “IT” general controls for information systems that are relevant to the preparation of our consolidated financial statements. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in all financial reporting processes,
•We did not design or retain sufficient contemporaneous documentation to demonstrate the operation of controls over manual journal entries,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over stock-based compensation at a sufficient level of precision and such controls relied on reports and information adversely impacted by the IT general control deficiencies, and
•As previously reported, we did not design and maintain effective and timely review procedures over the accounting for and disclosure of non-routine transactions. This material weakness has not been remediated, as the new controls designed rely on reports and information adversely impacted by the IT general control deficiencies.
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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of recent global events, including increasing interest rates and inflation and the ongoing armed conflicts in different regions of the world, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from such global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
Changes in tax laws or other tax guidance could adversely affect our effective tax rates, financial condition, and results of operations.
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
In December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations for the purpose of interpreting the 2017 Tax Act, including regulations disallowing foreign tax credits for taxes which are dissimilar to income taxes, and requiring the capitalization of research and development expenses. Also, the Inflation Reduction Act of 2022, enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year.

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
•general economic conditions, changes in the capital markets generally, inflation, slow or negative growth of our markets and instability in the global banking sector; and
•other events or factors, including those resulting from political instability, war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflicts in different regions of the world.
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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2023, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters, pandemics, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Recent macroeconomic conditions, including inflation and rising interest rates, have, and may continue to, put pressure on overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business may be significant and could materially harm our business, operating results and financial condition.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. This type of litigation, if instituted, could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended October 31, 2023.

(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Mark Porter 10b5-1 Plan
On September 15, 2023, Mark Porter, a member of the Company’s board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Porter Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The Porter Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Porter Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Porter Rule 10b5-1 Plan, between December 15, 2023 and September 13, 2024. The aggregate number of shares of Class A common stock that will be available for sale under the Porter Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 6,376, which reflects the aggregate maximum number of shares underlying Mr. Porter’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The Porter Rule 10b5-1 Plan includes a representation from Mr. Porter to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Porter Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Porter Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Porter Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Porter was unaware, or with respect to any material nonpublic information acquired by Mr. Porter or the Company after the date of the representation.
Robin Schulman 10b5-1 Plan Modification
On September 29, 2023, Robin Schulman, the Company’s Chief Legal Officer, Head of Corporate Affairs, and Corporate Secretary, entered into a modification of a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of the Company’s Class A common stock owned by Ms. Schulman, to define the number of the shares to be sold in certain instances rather than having any contingent amounts, adjust the price limits, and increase the maximum number of shares that can be sold in certain instances (the “Schulman Plan Modification”). Under Rule 10b5-1, the Schulman Plan Modification constituted a termination of an existing plan (the “Terminated Schulman 10b5-1 Plan”) and an adoption of a new plan (the “New Schulman 10b5-1 Plan”).

Each of the Terminated Schulman 10b5-1 Plan and the New Schulman 10b5-1 Plan was entered into and, in the case of the Terminated Schulman 10b5-1 Plan, modified or terminated, during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and was or is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, as applicable. The aggregate number of shares of Class A common stock that will be available for sale under the New Schulman 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 501,909 shares, which reflects (i) the aggregate maximum number of shares underlying Ms. Schulman’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations and (ii) shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Schulman 10b5-1 Plan between December 29, 2023 and December 31, 2024.
The New Schulman 10b5-1 Plan includes a representation from Ms. Schulman to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the New Schulman 10b5-1 Plan at the time the New Schulman 10b5-1 Plan was entered into. A similar representation was made to the Company in connection with the adoption of the New Schulman 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the New Schulman 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Schulman was unaware, or with respect to any material nonpublic information acquired by Ms. Schulman after the date of the representation.
Once executed, transactions under each of the Porter Rule 10b5-1 Plan and New Schulman 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Porter, Ms. Schulman or other officers or directors of the Company.

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

GITLAB INC.
Date: December 4, 2023
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: December 4, 2023
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: December 4, 2023
	By:	/s/ Erin Mannix
Name: Erin Mannix
Title: Chief Accounting Officer