Form 10-K
period 2024-01-31
Gitlab Inc.
filed 2024-03-26
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $49.63 per share on July 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Stock Market on such date was approximately $6.3 billion.
As of March 15, 2024, the number of shares of the registrant’s Class A common stock outstanding was 130.2 million and the number of shares of the registrant’s Class B common stock outstanding was 28.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2024 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2023 and is incorporated by reference into Part III of this Report.
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

•the impact of macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increased volatility in the capital markets, and actual or perceived instability in the global banking sector, and regional and other global events, including ongoing armed conflicts in different regions of the world, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below in the section titled “Risk Factors.” These risks include, among others, the following, which we consider our most material risks:
•Our business and operations have experienced rapid growth, and if we do not appropriately and effectively manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.
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
•Security and privacy breaches may hurt our business.
•We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source code in our products.
•We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.

•We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
•If our services fail to perform properly, whether due to material defects with the software or external issues, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
•The market for our services is new and unproven and may not grow, which would adversely affect our future results and the trading price of our Class A common stock.
•We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
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
•As our product offerings mature and expand our pricing and packaging for new products may result in existing customers purchasing new products on less favorable terms to us to replace the existing products they purchase or subscribe for from us.
•    The implementation of AI and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
•Transparency is one of our core values. While we will continue to prioritize transparency, we must also promote “responsible” transparency as transparency can have unintended negative consequences.
•The Handbook may not be up to date or accurate, may result in negative third-party scrutiny or be used in ways that adversely affects our business.
•Customers may choose to stay on our free self-managed or SaaS product offerings instead of converting into a paying customer.
•Failure to effectively expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
•We rely on our management team and other key team members and will need additional personnel to grow our business, and the loss of one or more key team members or our inability to hire, integrate, train and retain qualified personnel, could harm our business.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
•We engage our team members in various ways, including direct hires, through PEOs and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.

PART I
ITEM 1. BUSINESS
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and every function within a company is dependent on software. Nearly all companies must digitally transform and become experts at building, delivering, and securing software to remain competitive and survive.
To meet these market needs, GitLab pioneered The DevSecOps Platform, a fundamentally new approach to software development and delivery. Our platform is uniquely built as a single application with native artificial intelligence, or AI, assisted workflows, and a single interface with a unified data model, enabling all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams – to work together in a single tool with a single workflow. With GitLab, they can build better, more secure software, faster.
GitLab is the solution to significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity so they can increase operational efficiency; they want to secure the software supply chain so they can reduce security and compliance risk; and, they want to accelerate secure cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset that shortens the time from idea to customer value and establishes a powerful flywheel for data collection and aggregation. And they are looking for a platform approach that unifies the entire development experience, so that customers can be faster than their competition in moving from idea to customer value.
We believe GitLab is the shortest path to unlocking business and technology transformation results. Our DevSecOps platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes – achieving up to 7x faster cycle time. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. GitLab also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 30 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR.
GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In calendar year 2023, nearly 700 people contributed more than 2,100 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevOps tool they use every day. Our open-core approach has enabled us to build trust with our customers and maintain our high velocity of innovation so that we can rapidly create the most comprehensive DevSecOps platform.
GitLab largely exists today thanks to the vast and growing community of open source contributors worldwide. We actively work to grow open source community engagement by operating with transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making non-sensitive information public, we create a deeper level of trust with our customers and make it easier to solicit contributions and collaboration from our users and customers.

We make our plans available through our self-managed and software-as-a-service (SaaS) offering. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference.
GitLab and the Evolution of DevSecOps
DevOps is the set of practices that combines software development (dev) and IT operations (ops). It allows teams to collaborate and work together to shorten the development lifecycle and evolve from delivering software on a slow, periodic basis to rapid, continuous updates. When DevOps started, each team bought their own tools in isolation, leading to a “Bring Your Own DevOps” environment. The next evolution was standardizing company-wide on the same tool for each stage across the DevOps lifecycle. However, these tools were not connected, leading to a “Best in Class DevOps” environment. Teams tried to remedy this fragmentation and inefficiency by manually integrating these DevOps point solutions together, defining the next phase: “Do-It-Yourself (or DIY) DevOps.”
At the same time, the faster delivery of software required more DevOps tools per project. Increased adoption of a microservice architecture led to more projects. The combination caused an exponential increase in the number of tool-project integrations. This has often led to poor user experiences, higher costs, and increased time to deliver new software. As a result, business outcomes often failed, and the potential for DevOps was never fully realized. In short, an entirely new platform for DevOps was needed.
The DevSecOps Platform – pioneered by GitLab – replaces the DIY DevOps approach. It enables teams to realize the full potential of DevOps and become software-led businesses. It spans all stages of the DevOps lifecycle, from project planning (Plan), to source code management (Create), to continuous integration (Verify), to application security testing (Secure), to packaging artifacts (Package), to continuous delivery and deployment (Release) to configuring infrastructure for optimal deployment (Configure), to monitoring it for incidents (Monitor), to protecting the production deployment (Protect), and managing the whole cycle with value stream analytics (Manage). It also allows customers to manage and secure their applications across any cloud through a single platform.
GitLab’s DevSecOps platform has broad use across teams. It helps product and business teams work with developers to introduce new features and drive successful business outcomes. It helps Chief Technology Officers, or CTOs, modernize their software development and delivery environment and drive developer productivity. It helps Chief Information Officers, or CIOs, adopt microservices and cloud native development to improve their software architecture’s efficiency, scale, and performance. It helps Chief Information Security Officers, or CISOs, reduce security vulnerabilities without compromising speed to market. It helps teams attract and retain top talent by creating a superior developer experience that allows people to focus more time on their jobs and less time managing tools.
The majority of our customers begin their GitLab journey by using our Source Code Management, Continuous Integration and Continuous Delivery (CI/CD) solutions, referred to as Create and Verify. Developers use these solutions to collaborate on the same code base without conflicting or accidentally overwriting each other's changes. Create also maintains a running history of software contributions from each developer to allow for version control. Teams use Verify to ensure changes to code go through defined quality standards with automatic testing and reporting. We believe serving as this system of record for code and our high engagement with developers is a competitive advantage in realizing our single application vision as it creates interdependence and adoption across more stages of the DevSecOps lifecycle, such as Package, Secure, and Release. As more stages are addressed within a single application, the benefits of The DevSecOps Platform are enhanced.
GitLab’s innovation strategy is a key differentiated competitive advantage. We have a dual flywheel innovation strategy that leverages both development efforts from our research and development team members as well as community contributions via our open-core business model. By leveraging the power of each, we create a virtuous cycle where more contributions lead to more features, leading more users and more contributions.
We emphasize iteration to drive rapid innovation in our development strategy. This iterative approach has enabled us to release a new version of our software every month for 148 months in a row as of January 31, 2024. This is also due in part to our over 4,000 contributors in our global open source community as of January 31, 2024. GitLab team members also use The DevSecOps Platform to power our own DevSecOps lifecycle. By doing so, we benefit from the inherent advantages of using a single application. We leverage these learnings to establish a rapid feedback loop to continually and rapidly improve our platform.
GitLab’s DevSecOps platform is used globally by teams of all sizes across a broad range of industries. To reach, engage, and help drive success broadly, we have strong partnerships with cloud hyperscalers, including Google Cloud and Amazon Web Services, or AWS, who offer GitLab on their marketplaces. We also benefit from strategic alliance partnerships, which resell GitLab to large enterprise customers, and our strong channel partnerships ranging from large global systems integrators to regional digital transformation specialists and volume resellers.
We have a multi-faceted land-and-expand bottom-up and top-down sales strategy. Our customer journey can begin with developers and then expand to more teams and up to senior executive buyers. Equally so, the customer journey can start with executive-level buying decision-makers looking for a solution to their business and technology challenges, such as developer productivity, efficiency, security and compliance, and cloud migration. As of January 31, 2024 and 2023, our Dollar-Based Net Retention Rate was 130% and above 130%, respectively. Our Base Customers grew to 8,602 as of January 31, 2024 from 7,002 as of January 31, 2023. Our cohort of customers generating $1.0 million or more in ARR grew to 96 as of January 31, 2024 from 63 as of January 31, 2023.
Our business has experienced rapid growth. We generated revenue of $579.9 million and $424.3 million in fiscal 2024 and 2023, respectively, representing growth of 37%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. The net loss attributable to GitLab was $424.2 million and $172.3 million in fiscal 2024 and fiscal 2023, respectively. Our operating cash flow margin, which we define as operating cash flows as a percentage of revenue, was 6.0% and (18.2)% for fiscal 2024 and fiscal 2023, respectively. Our gross profit margin was 90% and 88% for fiscal 2024 and fiscal 2023, respectively.
The DevSecOps Platform
GitLab has pioneered The DevSecOps Platform, a single application that brings together development, operations, IT, security, and business teams to deliver better, more secure software faster. It represents a step change in how teams plan, develop, secure and deploy software.
GitLab is built on a single codebase, unified data model, and user interface. Organizations can deploy GitLab as a self-managed offering in their own hybrid cloud, or on-premises environments and as a SaaS offering hosted in either the public cloud or in a private cloud based on the customer’s preference.
GitLab is designed to enable our customers to move their software development and delivery workflows across any hybrid or multi-cloud environment while maintaining full feature parity and a single application experience.
GitLab’s DevSecOps platform is purpose-built and includes AI to address every stage of the software development lifecycle:
•Manage. GitLab enables all stakeholders – from executives to practitioners – to get visibility and insights into their value stream delivery in order to measure the flow of work, from idea to customer value. With capabilities such as Value Streams Dashboard and Value Stream Analytics, GitLab is uniquely positioned to be the tool of choice for data-driven organizations – enabling teams to understand software delivery performance and value to the business without complex configurations or data scientists. GitLab helps teams organize multiple projects into a single collaborative portfolio and track important events across the DevSecOps lifecycle. It also allows organizations to measure using key performance indicators - like adoption and performance metrics - as well as audit activity and permissions to ensure compliance while simplifying and optimizing the flow of work through the full DevSecOps value stream.
•Plan. To create software, teams require collaborative planning from disparate groups, each with shared and unique objectives. GitLab enables this collaboration with portfolio planning and management through epics, groups (programs), and milestones that organize and track progress. GitLab helps teams organize, plan, align, and track project work to ensure teams are working on the right things at the right time and maintain end-to-end visibility and traceability of issues throughout the delivery lifecycle from idea to production.
•Create. GitLab helps teams design, develop, and securely manage code and project data from a single distributed version control system to enable rapid iteration and delivery of business value. GitLab repositories provide a scalable single source of truth for collaborating on projects and code, enabling teams to be productive without disrupting their workflows.
•Verify. GitLab helps software engineering teams fully embrace Continuous Integration, or CI, to automate the builds, integration, and verification of their code. GitLab’s secure CI capabilities enable automated accessibility, usability, performance testing, and code quality analysis to provide fast feedback to developers and testers about the quality of their code. With pipelines that enable concurrent testing and parallel execution, teams quickly get insight about every commit, allowing them to deliver higher quality code faster.
•Package. GitLab enables teams to package their applications and dependencies, manage containers, and build artifacts with ease. The private, secure, container, and package registries are built-in and preconfigured out-of-the-box to work seamlessly with GitLab source code management, or SCM, security scanners, and Continuous Integration/Continuous Delivery, or CI/CD, pipelines.
•Secure. GitLab’s offering is differentiated with built in, not bolted on, security capabilities. GitLab provides Static Application Security Testing, or SAST, Dynamic Application Security Testing, or DAST, Fuzz Testing, Container Scanning, and Dependency Scanning to help customers deliver secure applications along with license compliance.
•Release. GitLab helps automate the release and delivery of applications, shortening the delivery lifecycle, streamlining manual processes, and accelerating team velocity. With zero-touch CD built right into the pipeline, deployments can be automated to multiple environments like staging and production, and the system executes without additional manual intervention - even for more advanced patterns like canary deployments. With feature flags, built-in auditing/traceability, on-demand environments, and GitLab Pages for static content delivery, users can deliver faster and more confidently than ever before.
•Configure. GitLab helps software development and delivery teams to configure and manage their application environments. Strong integration to Kubernetes reduces the effort needed to define and configure the infrastructure required to support an application. GitLab protects access to key infrastructure configuration details such as passwords and login information by using ‘secret variables’ to limit access to only authorized users and processes.
•Monitor. GitLab provides feedback in the form of errors, traces, metrics, logs, and alerts to help reduce the severity and frequency of incidents so that users can release software frequently with confidence.

•Govern. GitLab extends an existing operation's practices to help teams manage their security vulnerabilities, project dependencies, and compliance policies to reduce overall risk. This enables teams to identify risks by providing them with a high degree of visibility into their projects' dependencies, security findings, and user activities. This visibility is then coupled with management tools to respond to those risks. Lastly, policies can be used to automate compliance and to help secure the software supply chain.
Key Benefits Delivered to our Customers
•Accelerate software delivery. We believe GitLab is the most comprehensive AI-powered DevSecOps platform. With GitLab, customers benefit from delivering better, more secure software faster. GitLab customers see up to 7x faster cycle time, enabling them to meet the growing business demand to deliver new capabilities and increase responsiveness to change. With GitLab, our customers can often increase the number of their software releases from the tens to thousands and reduce the time it takes to release new software from months to days, helping them generate more revenue.
•Reduce vulnerabilities and increase security. GitLab lets organizations adopt a ‘shift left’ security strategy, embedding security protections and guardrails earlier in the development process, without sacrificing developer speed. It also eliminates the need for multiple data repositories and multiple security tools and reduces the number of hand-offs between development, operations, and security teams. GitLab provides a single consolidated view of vulnerabilities across software, increasing the efficiency of vulnerability management and remediation. This enables our customers to find and correct security vulnerabilities in their software earlier or eliminate inefficiencies in the software development process altogether.
•Enable audit and compliance. GitLab eliminates fragmented tools and point integrations that create blind spots and poor visibility across work streams. This allows compliance and audit teams to more easily log, track, and trace different steps across the software delivery lifecycle, better understand governance, and improve their compliance posture.
•Adopt AI throughout the software development lifecycle. GitLab is differentiated by offering AI-assisted workflows throughout the software development lifecycle. Our suite of AI capabilities, known as GitLab Duo, improves every step of software development and delivery – from planning and code generation to vulnerability detection and value stream measurement. GitLab Duo is privacy and transparency first and is model agnostic, we choose the right model for the right job, and can quickly evolve, replace, and change models as needed. We do not use customer content to train models.
•Improve developer experience and productivity. GitLab enables our customers to spend more time building, deploying, and securing software and less time managing, integrating, and triaging across different tools. In a single application, each team member can follow the entire lifecycle from beginning to end with contextual history and understanding of each process. This helps to deliver outsized productivity gains, helping our customers increase their revenue and generate greater profits.
•Reduce costs through toolchain consolidation. GitLab’s unique DevSecOps platform approach provides the capabilities of multiple point products, enabling teams to consolidate the number of tools they use. Further, The DevSecOps Platform also delivers cost savings to our customers by eliminating the hidden costs and time it takes to integrate these point products manually and drives greater efficiency gains and productivity. Based on a 2022 study conducted by Forrester Consulting, commissioned by us and covering a limited number of our customers, the cost savings and business benefits achievable by deploying GitLab to revenue-generating applications can enable customers to deliver a 427% return on investment within three years of deployment, and a potential payback period of under 6 months.

•Embrace the benefits of a portable workload and multi-cloud strategy. The DevSecOps Platform enables application portability by allowing customers to seamlessly secure and manage their applications across clouds. This allows our customers to provide full value stream analytics on their DevSecOps workflow and simplify their application security and compliance across clouds. It also allows them to optimize their cloud costs and embrace the best services across each cloud without becoming overly reliant on a single public cloud provider.
Competitive Strengths
Our business benefits from the following competitive strengths:
•Best-In-Class DevSecOps – GitLab is an all-in-one DevSecOps solution with security built in (not bolted on) to the platform.
•Security and Compliance – GitLab’s platform is differentiated by offering enforced workflows, enabling security and compliance teams to establish enterprise-wide policies so that they can shift security earlier in the development process without sacrificing developer velocity and experience.
•AI Throughout the Software Development Experience – GitLab offers AI throughout the software development and deployment experience, accelerating and improving every step of the software delivery lifecycle. In addition, GitLab offers a privacy-first and model-agnostic approach, enabling organizations to adopt AI in their software practices safely and responsibly.
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
Our Growth Strategy
We intend to invest in our business to advance the adoption of The DevSecOps Platform. Our growth strategies include:
•Advance our feature maturity across more stages of the DevSecOps lifecycle. We intend to continue making strategic investments in research and development and hiring top technical talent to mature our features in more stages of the DevSecOps lifecycle. For example, in fiscal 2023, we have invested a significant portion of our human capital in development into the Secure, Govern, and Plan stages. Our acquisition of Opstrace, Inc. in fiscal 2022 demonstrates our aim to deliver functionality in our Monitor stage, leveraging the entire DevSecOps Platform to provide advanced observability. We will continue to make many of our features open source or source code available to encourage contributions, which, in turn, accelerates our ability to innovate and provide a better platform to our customers.

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
•Drive increased expansion within our existing customer base. As customers realize the benefits of a single application, they typically increase their spend with us by adding more users or purchasing higher-tiered plans. As a result, for fiscal 2024 and fiscal 2023, our Dollar-Based Net Retention Rate was 130% and above 130%, respectively. We plan to continue investing in sales and marketing, with a focus on driving the expansion of The DevSecOps Platform within existing customers, particularly for our larger customers.
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
•Grow and invest in our partner network. We have been investing in our global partner ecosystem, composed of hyperscalers and cloud providers, including Google Cloud and AWS, technology and independent software vendor partners, global resellers, and system integrators. We plan to continue investing in building out our partner program to expand our distribution footprint, broaden the awareness of The DevSecOps Platform, and more efficiently add new customers. We will also continue to invest in building out our partnerships to deliver transformation services to help our enterprise customers accelerate the deployment of The DevSecOps Platform.
•Expand our global footprint. We believe there is a significant opportunity to continue to expand internationally. We grew our international revenue to $106.9 million for fiscal 2024 from $71.4 million for fiscal 2023, representing an increase of 50%. We intend to grow our international revenue by strategically increasing our investments in international sales and marketing operations, including headcount in the EMEA and APAC regions.
Human Capital
Our Unique Culture and Values
Our success is driven by our culture. We believe that our values and culture are a competitive advantage within our industry, and we will continue to invest time and resources in building our culture to drive superior business results. We are highly dependent on our management, highly skilled engineers, sales team members and other professionals. It is crucial that we continue to identify, attract and retain valuable team members. To facilitate hiring and retention, we strive to make GitLab a diverse and inclusive workplace where every team member feels they belong and has the opportunity to grow and develop their career.
In calendar year 2023, we remained Great Place to Work certified with 89% of US team members agreeing that GitLab is a great place to work and 94% of US team members saying they are proud to work here. We have a 85% CEO approval rating and a 4.5 overall workplace approval rating on Glassdoor.com, as of January 31, 2024. As a result, we trust that our values have led and will continue to lead to results that distinguish us from other companies. Our values include:
•Our mission is to ensure that everyone can contribute. This mission guides our path, and we live our values along that path. Our values are a living document, and we encourage our team members to make suggestions to improve our company values constantly. We have established six core C.R.E.D.I.T. values:
◦Collaboration - Helping others is a priority; we rely on each other for help and advice;
◦Results for Customers - We follow through on our promises to each other, customers, users, and investors;
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
•Measure results, not hours. Our all-remote culture helps us to practice our values. As an all-remote company, we can recruit from a wider, more diverse, and uniquely skilled pool of talent across the world.
•We seek to be transparent in everything we do. We publicly share non-sensitive information, including our long-term strategy and product roadmap, in written form to encourage innovation and trust amongst our team members, customers, and the wider open source community. Transparency creates awareness for GitLab, allows us to recruit people who care about our values, gets us more and faster feedback from people outside GitLab, and makes it easier to collaborate. We believe that our transparency creates more value than it captures, and our ability to execute our strategy far exceeds the abilities of our competitors.
•We do the smallest thing possible and get it out as quickly as we can. We aim to take an iterative approach in everything we do, including our day-to-day work and building The DevSecOps Platform. Our process is centered on dividing work into small increments, not completing everything at once, and pursuing each stage with speed and efficiency. Approaching work this way, we are able to rapidly get input from end-users who are actively using our platform, continuously revisit what we are doing with a fresher perspective, and gradually gain a greater sense of visibility into what the end picture should look like. By adopting this approach, we are able to work with a greater sense of speed and efficiency, getting more done in less time.
Team Members
Our mission is to make it so everyone can contribute. When everyone can contribute, consumers become contributors, and we greatly increase the rate of human progress through changing creative work from unilateral read-only to collective collaboration and innovation. This mission is integral to our culture, and how we hire, build products, and lead our industry. The DevSecOps Platform brings together developers, operations, and security professionals and elevates their innovation to new levels, making it faster, safer, and more accessible. We are an all-remote company, and we pride ourselves in how we work through enabling our team members with the individualized flexibility to reach their business results. We believe this leads to a team that is continually engaged and passionate about the positive impact of GitLab.
As of January 31, 2024, we had approximately 2,130 team members in 65 countries. We engage our team members in various ways, including through direct employment, Professional Employer Organizations (“PEOs”), and as independent contractors. In the locations where we use PEOs, we contract with the PEO for it to serve as “Employer of Record” for team members engaged through such PEO. Team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. None of our team members are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our team members subject to industry-wide collective bargaining agreements or works councils. We have not experienced any work stoppages. We work to identify, attract, and retain team members who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a strong and open relationship with our team members and our unique mission, culture and values differentiate us and continue to be key drivers of our business success.
Diversity, Inclusion and Belonging
Diversity, Inclusion & Belonging is fundamental to our success. We include it in every way possible and in all that we do. We strive for a transparent environment where all globally dispersed voices are heard and welcomed. We strive for an environment where people can show up as their full selves each day and contribute to their best ability. With an estimated 30 million registered users utilizing GitLab across the globe, we strive for a team that is representative of our users.
Compensation, Benefits, and Perks
We provide team members with competitive compensation packages that include base salaries and equity awards, including restricted stock units. We are an open organization and want to be as transparent as possible about our compensation principles. Our compensation model is open to data-driven iterations. Additional benefits programs (which vary by country and region) include a 401(k) Plan with a company match, healthcare, vision, and dental insurance benefits, health savings, and flexible spending accounts, flexible paid time off, parental leave, and other benefits tailored to the specific needs of our team members such as family forming, caregiving, and mental health resources. Throughout the year, we also encourage team members to participate in various volunteer initiatives that support and ultimately uplift their local communities. As with our unique ways of working, GitLab and its team members have identified and sought out opportunities for impact that speak back not only to our values but our all-remote nature.
Our Open Source Philosophy
We recognize that it is imperative to balance our need to generate revenue with the needs of the open source software project. To determine what is available in our free tier and what is available only in our paid tiers, we first assess who cares the most about the feature. Individual contributors rarely purchase The DevSecOps Platform, and thus, if the feature is something primarily individuals care about, it will be open source. If the features are something primarily managers, directors, or executives care about, then it will be source-available. When considering buyers as part of product tiering decisions, we use the following guidance:
•Premium is for team(s) usage, with the purchasing decision led by one or more managers or directors
•Ultimate is for strategic organizational usage, with the purchasing decision led by one or more executives
We want to be good stewards of our open source solution, so we aim to ensure all stages of the DevOps lifecycle (plan, create, verify, package, release, configure, monitor) will have some open source features. Having all stages of the platform available to users for free encourages cross-stage adoption and more collaboration and helps users see the benefit of a single application approach. Including all major features in our free tier helps us keep our codebase for the free and paid tiers similar, which helps us carry forward our promise of being good stewards of our open source solution without diverging codebases. We seek to clearly and consistently articulate our monetization strategy on teams and organizations to provide predictability to both our customers as well as the community of contributors.

Our open source approach is intended to increase our development velocity as the developer pool who contributes to our codebase is greater than the size of any single engineering team. As of January 31, 2024, more than 4,000 individuals have contributed to The DevSecOps Platform and since January 1, 2021, code contributions have averaged more than 259 per month. Because people outside of our organization can read our code, users can contribute to identifying and solving issues, which accelerates the time we can release new software to market. This has also been a big contribution to enabling us to release a new version of our software for 148 months in a row and counting as of January 31, 2024.
We believe our open source approach helps us acquire, retain, and grow our paying customer base. Our customers benefit from the advanced innovation that comes from distributed development, the documentation, best practices, knowledge sharing across our community, and the possibility to extend or enhance our platform with unique capabilities through their own contributions back to our codebase.
The DevSecOps Platform and Plans
We offer GitLab in three different subscription tiers: Free, Premium and Ultimate.
•Our Free tier caters to capabilities needed by individual contributors.
•Our Premium tier is intended specifically for managers and directors to help teams enhance collaboration between development and operations teams, manage projects and portfolios, and accelerate the deployment of code.
•Our Ultimate tier enables organization-wide change, helping teams establish better collaboration between development, operations, and security teams, instilling organizational-wide security, compliance, and planning practices, and implementing full value stream measurement, analytics, and reporting, across the DevSecOps lifecycle.
Our subscription plans are available as a self-managed offering that customers download to run in their own on-premise environment or hybrid cloud environments, and also a SaaS offering that is managed by us and is hosted in either the public cloud or in a private cloud based on the customer’s preference.
Research and Development Strategy
We ship features and components of features at a high velocity in the smallest possible increments to optimize for code quality, efficiency, and speed. As each feature is typically similar in size, we are able to measure and track our development team's efficacy by counting the number of merge requests or a request to merge one branch of code into another. We believe that our development approach, using The DevSecOps Platform, is a key competitive advantage.
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
Our Technology
Our single application strategy means that we have one codebase to author, test, secure, package, and distribute. This also means that we are able to give users the most choice. Our customers can use a SaaS subscription or run The DevSecOps Platform themselves in a self-managed way in their own cloud environments. For self-managed users, GitLab is the only truly public-cloud-agnostic solution. Customers can also run The DevSecOps Platform in their own data centers if they wish. They can further choose to run GitLab on traditional servers or use containers and an orchestration system like Kubernetes.
From an end-user standpoint, our single application strategy provides one consistent user interface across all stages of the DevSecOps lifecycle. We see this result in a manifold reduction in lifecycle time for software development teams. For integrators, GitLab has a single application programming interface (“API”) to write integrations against instead of a fragmented toolchain. For IT system administrators and internal security teams this also means they have one application environment and authentication system to inspect and certify according to their team’s standards.
Our Customers
We serve organizations of all sizes across industries and regions. As of January 31, 2024, we had customers in over 140 countries. We believe that our customer growth is best represented by the number of our Base Customers, which increased to 8,602 as of January 31, 2024 from 7,002 as of January 31, 2023. We are continuously investing in our enterprise sales motion and have achieved strong success in attracting, retaining, and growing ARR from our larger customers. For the year ended January 31, 2024, more than 70% of our ARR came from public sector and enterprise customers. Our success has been exemplified by the growth in our $100,000 ARR customers to 955 as of January 31, 2024, from 697 as of January 31, 2023. Further, during the same period, we grew our $1.0 million ARR customers to 96 from 63, an increase of 52%. We have key reference customers across a breadth of industry verticals that we believe validate The DevSecOps Platform, and our customers range from small and medium-sized teams to Fortune 500 companies. There were no individual customers whose revenue represented more than 10% of total revenue in fiscal 2024 or fiscal 2023.
Sales and Marketing
Our go-to-market strategy spans a dedicated enterprise sales motion, a self-service buying experience, and a customer success organization. We organize our sales organization by region and size, with an additional vertical focus on regulated industries, such as the public sector, financial services, and telecommunications. Our sales organization’s success is centered around our customers’ success, ensuring they achieve platform value through GitLab.
Our customer success organization, or CS, manages our relationships with customers, both pre-sale and post-sale. CS helps customers achieve platform value and productivity with GitLab by building awareness, adoption, usage, and performance around modern DevSecOps capabilities. We believe that this focus around platform value and partnership engagement maximizes long-term expansion with our existing customer base.
Through our commitment to open collaboration, we also have select technology and channel partners who increase efficient access to new and existing customers, and support the existing customer growth through trusted relationships, existing contracts, service delivery capability and capacity, and collaboration on large digital transformations. These partners include systems integrators, cloud platform partners, independent software vendors, managed service providers, resellers, distributors, and ecosystem partners. Our partnership program rewards partners who commit to and invest in a deeper GitLab relationship, and lean into services for implementation and expansion success.
Our marketing department is focused on generating awareness of our DevSecOps Platform to the developer community, existing customers and users, and potential customers. We utilize diverse strategies such as digital demand generation, account-based marketing, nurture programs, sales development, virtual and field events, sponsored webinars, gated content downloads, whitepapers, display advertising and integrated campaigns to connect with prospective customers. We also host and present at regional, national and global industry events.

We offer our free tier and/or a free trial to prospective customers, allowing them to try before they buy, and allowing customers to see the strengths of The DevSecOps Platform and the business benefits. We are then able to engage with these users to encourage them to upgrade to a paid version. Once a customer is onboarded with GitLab, our teams work to identify additional business units and parent/child/subsidiary prospects that would benefit from The DevSecOps Platform. Finally, as engaged members of the open-source community, our contributors often serve as subject matter experts at market-leading developer events, and The DevSecOps Platform is presented on the cutting edge of innovation.
Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We operate in two primary competitive landscapes: DevOps point solutions and DevOps platforms. In terms of point solutions that are stitched together GitLab’s offering is substantially different in that it is one platform, one codebase, one interface, and a unified data model that spans the entire DevSecOps lifecycle. The market, however, is shifting from point solutions to platforms as companies realize the shortcomings of a point solution approach. To ensure easy transitions for customers and support for dependencies on internal and external tools, we support staged adoption while continuing the use of some legacy tools.
In terms of DevOps platforms, our principal competitor is Microsoft Corporation following their acquisition of GitHub. We view GitLab as differentiated from GitHub in several areas, including value delivery to all personas in the software delivery lifecycle (not limited to developers), integrated security and compliance, AI throughout the software delivery process, cloud agnosticism, open core business model, and ability to scale to meet enterprise-level workloads.
Furthermore, we believe we compete favorably based on the following factors:
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
•ability to include AI features across the DevSecOps lifecycle:
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
In March 2023, we approved the donation of $10.7 million aggregate principal amount of shares of Class A common stock to GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. The Foundation is also a related party as certain of our officers serve as directors of the Foundation. This donation was provided in equal quarterly distributions throughout fiscal 2024. Additional donations are anticipated in fiscal 2025.
During the year ended January 31, 2024, we donated 231,408 shares of Class A common stock at fair value to the Foundation. The fair value of the common stock was determined based on the quoted market price on the grant date.
Additionally, as part of GitLab’s Environmental, Social and Governance (ESG) objectives, GitLab purchased $0.2 million in carbon removal reforestation credits in January 2024 to cover 8,580 Tonnes of CO2E of the company's emissions.
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

As of January 31, 2024, we had ten issued patents and six pending patent applications in the United States and abroad. These patents and patent applications seek to protect proprietary inventions relevant to our business. The issued patents are scheduled to expire between 2034 and 2042.
As of January 31, 2024, we had eleven trademark registrations and applications in the United States, including for “GITLAB” and our logo. We also had thirty-eight trademark registrations and applications in certain other jurisdictions and regions. Additionally, we are the registered holder of a number of domain names, including gitlab.com.
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
Corporate Information
We were incorporated in the State of Delaware as GitLab Inc. in September 2014. We are a remote-only company, meaning that all of our team members work remotely. Due to this, we do not currently have a headquarters. Our website address is https://about.gitlab.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to conduct any transactions involving our Class A common stock. Unless otherwise indicated, the terms “GitLab,” the “Company,” “we,” “us,” and “our” refer to GitLab Inc., our subsidiaries, and our consolidated variable interest entity, “JiHu”. References to our “common stock” include our Class A common stock and Class B common stock.
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
We use our investor relations page on our website (https://ir.gitlab.com/), press releases, public conference calls, public webcasts, our X account (@gitlab), our Facebook page, our LinkedIn page, our company news site (https://about.gitlab.com/press/) and our corporate blog (https://about.gitlab.com/blog/) as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we announce information will be posted on the investor relations page on our website.

The contents of the websites referred to above are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K before making a decision to invest in our Class A common stock. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Financial Position
Our business and operations have experienced rapid growth, and if we do not appropriately and effectively manage future growth, if any, or are unable to improve our systems, processes and controls, our business, financial condition, results of operations, and prospects will be adversely affected.
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 8,602 as of January 31, 2024 from 7,002 as of January 31, 2023. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, and investment decisions by our customers.
We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Failure to effectively manage growth or improve our systems, processes, and controls, or the failure to operate in the intended manner could result in the following adverse impacts to our business: difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.
Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our total revenue for the years ended January 31, 2024 and 2023 was $579.9 million and $424.3 million, respectively, representing a growth rate of 37%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $155.1 million, $172.3 million and $424.2 million in fiscal 2022, fiscal 2023 and fiscal 2024, respectively. As of January 31, 2024, we had an accumulated deficit of approximately $1,149.8 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security and privacy breaches may hurt our business.
The DevSecOps Platform hosts, processes, stores, and transmits our customers’ proprietary and sensitive data, including personal data, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may host, process, store, or transmit personal data, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may host, process, store or transmit such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our DevSecOps platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be considered responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach, if it is found that GitLab failed to conduct comprehensive third party risk due diligence. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal data and our third-party service providers’ information technology systems could result from artificial intelligence, or AI, related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber-attacks, including denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. In addition, in July 2023, the Securities and Exchange Commission, or the SEC, also adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cyber security incidents, where failure to report may result in the SEC imposing injunctions, fines and other penalties.
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
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to The DevSecOps Platform, systems, networks, or physical facilities could result in litigation with our customers, our customers’ end-users, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify The DevSecOps Platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of our data or the data of our partners, our customers or our customers’ end-users was disrupted, we could incur significant liability, or The DevSecOps Platform, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

If we fail to detect, contain, or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber-attack that impacts our ability to operate The DevSecOps Platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, while we maintain cyber insurance that may provide coverage for these types of incidents, such coverage may not be adequate to cover the costs and other liabilities related to these incidents. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand The DevSecOps Platform, grow our customer base, and host, process, store, and transmit increasingly large amounts of proprietary and confidential data.
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
Many of our users extend the functionality of The DevSecOps Platform using third-party code editors and integrated development environments (IDEs), including editors and IDEs developed by our competitors. Our development and distribution of integrations with such tools is subject to the integration policies and technical specifications imposed by the developer of the tool. A change to the policies and specifications pertaining to any of these third-party tools (including those developed by Microsoft), could cause GitLab to lose market share to competitors whose products and services continue to support integrations with such tools.
We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our operating results.
The DevSecOps market is characterized by rapid technological change, fluctuating price points, and frequent new product and service introductions. Our ability to increase our user base and increase revenue from existing customers will depend heavily on our ability to enhance and improve our existing solutions, introduce new features and products, both independently and in conjunction with third-party developers and technology partners, reach new platforms and sell into new markets. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, we may fail to renew our subscriptions with existing customers and create or increase demand for our solutions, and our business may be materially and adversely affected.
The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business. In addition, any new markets or countries into which we attempt to sell our solutions may not be receptive. We may experience difficulties, including delayed releases and upgrades, with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements. Delayed releases or upgrades, or releases with defects, could result in adverse publicity, loss of revenue, delay in market acceptance, or claims by customers brought against us, all of which could have a material adverse effect on our reputation, business, operating results, and financial condition. Moreover, upgrades and enhancements to our solutions may require substantial investment and we have no assurance that such investments will be successful. If users do not widely adopt enhancements to our solutions, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire enhancements to our existing solutions on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, operating results, and financial condition may be adversely affected.
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
Our information technology systems may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, acts of terror and armed conflicts, global pandemics and natural disasters, power outages, systems disruptions, system conversions, and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt or reduce our operating efficacy.
We may also encounter service interruptions due to issues interfacing with our customers’ IT systems, including stack misconfigurations or improper environment scaling, or due to cyber security attacks on ours or our customers’ IT systems. Any such service interruption may have an adverse impact on our reputation and future operating results.
Because of the (nature and importance of the data) that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, and/or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our products through their internet service providers. If a service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps Platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
We are dependent on sales and marketing strategies to drive our growth in our revenue. These sales and marketing strategies may not be successful in continuing to generate sufficient sales opportunities. Any decline in our customer renewals and expansions could harm our future operating results.
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. While we have implemented user limits on our free SaaS product (and plan to implement in the future storage and transfer limitations on our free SaaS product), we have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers, so we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases for our Premium tier that were generally implemented in the first quarter of fiscal year 2024), the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Further, we have previously discontinued certain lower priced product offerings, requiring users of these products to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, we have implemented user limits on our free SaaS product, and plan to implement in the future storage and transfer limitations on our free SaaS product offering. We also announced in the first quarter of fiscal year 2023 storage and transfer limitations on our paid product offerings, the extent and implementation of which varies depending on the tier. To the extent we discontinue or add additional limits on our free or lower-priced product offerings, we cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including ongoing armed conflicts in different regions of the world;
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
•allocation of software development in customers’ budget;
•seasonal variations in sales of our products;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our last two fiscal quarters as compared to the first two fiscal quarters due to the annual budget approval process of many of our customers, the timing of our customers’ decisions to make a purchase, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation and volatile interest rates.
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

As our product offerings mature and expand our pricing and packaging for new products may result in existing customers purchasing new products on less favorable terms to us to replace the existing products they purchase or subscribe for from us.
As our product offerings and the markets for our services mature, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, some customers may demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features without corresponding increases in price, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer or other elements of our services or negotiate for different pricing terms. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization. Changes in product packaging, pricing strategy, or product offerings, or the implementation or execution of the foregoing, may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have previously discontinued certain lower priced product offerings, and during fiscal year 2024 we implemented a price increase in our Premium tier product offering, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. We may also decide to raise the prices of our product offerings in the future. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
The implementation of AI and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
We are implementing AI features, including generative AI features, throughout our services. The technologies underpinning these features are in the early stages of commercial use and exist in a nascent regulatory environment which presents regulatory, litigation, ethical, reputational, and financial risks.
Many states, regions, and supranational bodies, including the European Union, have proposed new regulations related to the use of AI and machine learning technologies. The final form of these may impose onerous obligations related to our, and our vendors’, development, offering, and use of AI technologies and expose us to an increased risk of regulatory enforcement and litigation.
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
Further, developing, testing, and offering AI-powered features may lead to greater than expected expenditures for our company because deploying AI systems involves high computing costs, which could adversely affect our gross margin, profitability, financial position, and cash flow.
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
Our ability to increase our customer base and expand with existing customers will depend to a significant extent on our ability to continue to expand our marketing and sales operations. We plan to continue expanding our sales force. We also plan to continue to dedicate resources to sales and marketing programs. We are expanding our marketing and sales capabilities to target additional potential customers, including some larger organizations, but there is no guarantee that we will be successful attracting and maintaining these businesses as customers, and even if we are successful, these efforts may divert our resources away from and negatively impact our ability to attract and maintain our current customer base. All of these efforts will require us to invest financial and other resources. If we are unable to find efficient ways to deploy our marketing spend or to hire, develop, and retain talent required to maintain and support our growth, if our new sales talent are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to increase our customer base and achieve broader market acceptance of our services could be harmed.
Any failure to offer high-quality technical support services, including lifecycle services, or adequately sell such services, may adversely affect our relationships with our customers and our financial results.
Once our products are deployed, our customers depend on our technical support organization to resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, and customers may not purchase the lifecycle services that we offer. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial position.
Customers may demand more customized configuration and integration services, or custom features and functions that we do not offer, which could adversely affect our business and operating results.
Our current and future customers may demand more customized configuration and integration services, which increase our up-front investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we may need to devote a significant amount of sales, support, and professional services resources to individual customers, increasing the cost and time required to complete sales. If prospective customers require customized features or functions that we do not offer, and which would be difficult for them to deploy themselves, then the market for our applications will be more limited and our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs, requirements, or preferences, our services may become less competitive.
Our industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including our ability to timely provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape. The success of new services and enhancements depends on several factors, including the timely delivery, introduction, and market acceptance of such services. If we are unable to develop and sell new services that satisfy our customers and provide enhancements and new features for our existing services that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. Furthermore, we have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new solutions after their introduction. There can be no assurance that new solutions or upgrades will be released according to schedule, or that when released they will not contain defects. If new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
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
We currently rely on a combination of copyright, trademark, patent, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on patent and trade secret laws and confidentiality agreements with our team members, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire other companies, products, or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Even if we complete acquisitions or joint ventures, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions or joint ventures we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies or talent associated with such acquisitions, into our company, we may have depleted the company’s capital resources without attractive returns, and the revenue and operating results of the combined company could be adversely affected.
We may face additional risks in connection with acquisitions and joint ventures, including:

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
Further, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition or joint venture, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede or may be beyond our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.
Our failure to address these risks or other problems encountered in connection with acquisitions activities and joint ventures could cause us to fail to realize the anticipated benefits of these acquisitions, investments or joint ventures, cause us to incur unanticipated liabilities, and harm our business generally.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, income taxes, business combination, stock-based compensation and common stock valuations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
We receive, store and process personal data and other customer data. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal data and other customer data, the scope of which is changing, subject to differing interpretations, and which may be inconsistent among countries or conflict with other rules.
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
The GDPR and U.K. GDPR impose stringent data protection requirements and, where we are acting as a controller, includes requirements to: provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrate that an appropriate legal basis is in place or otherwise exists to justify data processing activities; grant rights for data subjects in regard to their personal data including the right to be “forgotten,” the right to data portability, the right to correct personal data, and the right to access personal data; notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; define pseudonymized (key-coded) data; limit the retention of personal data; maintain a record of data processing; and comply with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits. Where we act as a processor and process personal data on behalf of our customers, we are required to execute mandatory data processing clauses with those customers and maintain a record of data processing, among other requirements under the GDPR and U.K. GDPR. The GDPR and U.K. GDPR provide for penalties for noncompliance of up to the greater of €20 million or 4% of worldwide annual revenues (in the case of the GDPR) or £17 million and 4% of worldwide annual revenue (in the case of the U.K. GDPR). As we are required to comply with both the GDPR and the U.K. GDPR, we could be subject to parallel enforcement actions with respect to breaches of the GDPR or U.K. GDPR which affects both E.U. and U.K. data subjects. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our personal data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield. Further, the CJEU also advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) were not alone sufficient to protect data transferred to the United States or other countries not deemed adequate. On July 10, 2023, the European Commission entered into force the E.U.-U.S. Data Privacy Framework, or the DPF, as a successor framework to the Privacy Shield. Under the DPF, certified U.S.-based organizations may receive transfers of personal data from the E.E.A. and the U.K. However, there are uncertainties regarding the long-term viability of the DPF due to proposed legal challenges to the framework before the CJEU. Thus, the Standard Contractual Clauses will remain an important data transfer mechanism for transfers to countries outside of the E.E.A. and the U.K., but the use of Standard Contractual Clauses must still be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board issued additional guidance regarding the CJEU’s decision in November 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. The CJEU also stated that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, Supervisory Authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated in January 2022 that the transfer of data to the United States using certain analytics tools is illegal. While these decisions related specifically to analytics tools and may be inapplicable to organizations certified under the DPF, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the United States. We will continue to monitor this situation, and evaluate and utilize, where appropriate, all data transfer mechanisms available to us, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the U.S., or impact the manner in which we provide our services, which could adversely affect our business. In addition, if participation in the DPF is deemed appropriate, then we would be required to update documentation and processes, which may result in further compliance costs.
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
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or equivalent instructions to that of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the E.U. or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the U.K. GDPR outlined above.
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal data. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA has also prompted a number of passed laws and proposals for new federal and state privacy legislation that, if passed, could increase our potential liability and compliance costs, particularly in the event of a data breach, and adversely affect our business, including how we use personal data, our financial condition, and the results of our operations or prospects. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
Risks Related to Our International Operations
We plan to continue expanding our international operations which could subject us to additional costs and risks, and our continued expansion internationally may not be successful.
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in Canada, Germany, France, Ireland, the Netherlands, Spain, the United Kingdom, Australia, India, Japan, South Korea, and Singapore, and have team members in over 60 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
As disclosed in our Annual Report on Form 10-K for the year ended January 31, 2023, we had identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2024, while we had successfully remediated certain prior material weaknesses, we determined that the following material weakness continued to exist due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the company.
As a result, the following material weakness exists as of January 31, 2024:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems used in the financial reporting processes related to revenue. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in the financial reporting processes related to revenue.
Although the aforementioned material weakness did not result in a material misstatement to our annual or interim financial statements, the deficiency could result in misstatements potentially impacting the financial reporting processes related to revenue and related disclosures that would not be prevented or detected. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of January 31, 2024.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 of this Annual Report on Form 10-K. To address our material weakness, we have commenced certain steps to enhance our internal control environment and remediate these material weaknesses. See the section entitled “Controls and Procedures—Remediation Plan for Un-Remediated Material Weaknesses” for additional information.
However, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Because we are a large accelerated filer, our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.
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
We are a U.S.-based multinational company subject to taxes in multiple U.S. and foreign tax jurisdictions. In the United States and other countries where we conduct business and in jurisdictions in which we are subject to taxes, including those covered by governing bodies that enact tax laws applicable to us, we are subject to potential changes in relevant tax, accounting and other laws, regulations, guidance, and interpretations, including changes to tax laws applicable to corporate multinationals such as GitLab. These countries, governmental bodies, and intergovernmental economic organizations such as the Organization for Economic Cooperation and Development, have or could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations described above in such jurisdictions. In the current global tax policy environment, any changes in laws, regulations, guidance and/or interpretations related to these assertions could adversely affect our effective tax rates, cause us to respond by making changes to our business structure, or result in other costs to us which could adversely affect our operations and financial results.
In December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations for the purpose of interpreting the 2017 Tax Act, including regulations disallowing foreign tax credits for taxes which are dissimilar to income taxes, limiting the deductibility of interest, and requiring the capitalization of research and development expenses. Also, the Inflation Reduction Act of 2022, enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year.
Over the last several years, the Organization for Economic Cooperation and Development, or the OECD, has been working on a Base Erosion and Profit Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The OECD has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. Similarly, the European Union and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain member states have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations.
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
The dual class structure of our common stock will have the effect of concentrating voting control with those stockholders who hold our Class B capital stock, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate a majority of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2024, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters, pandemics, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Recent macroeconomic conditions, including inflation and volatile interest rates, have, and may continue to, put pressure on overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business may be significant and could materially harm our business, operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
GitLab’s cybersecurity program was designed in alignment with industry standards and recognized best practices to identify, assess, and manage material risks from cybersecurity threats. Our processes assess the likelihood and impact of various threats and risks including, but not limited to, our business operations, organizational output, brand reputation, business continuity, customers and stakeholders, legal, regulatory, and financial impact. Identified risks are assessed for criticality, prioritized for remediation, and reported by GitLab's security teams to various levels of our management. We also make judgments based on current data, assumptions about the risk, the company’s risk tolerance, impact to confidentiality, integrity and availability, and reasonable analysis of costs associated with mitigating or reducing the severity of the risk. Our global incident response team iteratively evaluates security events for impact, using both qualitative and quantitative factors. Security incidents that are assessed as potentially material are escalated to designated members of our management and board of directors, as applicable.
Our security program accounts for our significant interactions with relevant external third-parties and analyzes the potential risks introduced from doing business with them. These risks are continually assessed throughout the vendor lifecycle from onboarding to offboarding. We also engage in continuous monitoring of our cyber security risks and perform security assurance activities via independent, external third parties such as consultants, auditors, and assessors during our robust security certification audits, penetration tests, and bug bounty programs.
As of the date of this Form 10-K, to the best of our knowledge and based on available data, we have not experienced a material cybersecurity incident that has resulted in a material adverse impact to our business or operations. However, there can be no guarantee that we will not experience such an incident in the future. See Item 1A Risk Factors of this Annual Report on Form 10-K for more information on our cybersecurity risks and product vulnerability risks.
Governance
Our board of directors is responsible for overseeing and advising our company so that it functions as effectively as possible. The audit committee consists of a subset of the board of directors. The audit committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. The audit committee performs oversight functions and meets regularly with management to review the company’s business and operations, including the oversight of risks from cybersecurity threats. Management is responsible for and regularly discusses identifying, assessing, and managing material cybersecurity risks on an ongoing basis through programs led by the Chief Information Security Officer, Chief Legal Officer, and the Chief Financial Officer.
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
Holders of Record
As of March 15, 2024, there were 14 holders of record of our Class A common stock and 65 holders of record of our Class B common stock. The actual number of holders of our Class A common stock and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock from October 14, 2021 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2024 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
140
130
120
110
100
90
80
70
60
50
40
30
10/14/21
10/31/21
11/30/21
12/31/21
01/31/22
01/31/23
01/31/24
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
A discussion regarding our financial condition and results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 30, 2023.
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and every function within a company is dependent on software. Nearly all companies must digitally transform and become experts at building, delivering, and securing software to remain competitive and survive.
To meet these market needs, GitLab pioneered The DevSecOps Platform, a fundamentally new approach to software development and delivery. Our platform is uniquely built as a single application with native artificial intelligence, or AI, assisted workflows, and a single interface with a unified data model, enabling all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams – to work together in a single tool with a single workflow. With GitLab, they can build better, more secure software, faster.
GitLab is the solution to significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity so they can increase operational efficiency; they want to secure the software supply chain so they can reduce security and compliance risk; and, they want to accelerate secure cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset that shortens the time from idea to customer value and establishes a powerful flywheel for data collection and aggregation. And they are looking for a platform approach that unifies the entire development experience, so that customers can be faster than their competition in moving from idea to customer value.
We believe GitLab is the shortest path to unlocking business and technology transformation results. Our DevSecOps platform accelerates our customers’ ability to create business value and innovate by reducing their software development cycle times from weeks to minutes – achieving up to 7x faster cycle time. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. GitLab also embeds security earlier into the development process, improving our customers’ software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 30 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer for determining each organization’s ARR.
GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In calendar year 2023, nearly 700 people contributed more than 2,100 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevOps tool they use every day. Our open-core approach has enabled us to build trust with our customers and maintain our high velocity of innovation so that we can rapidly create the most comprehensive DevSecOps platform.
GitLab largely exists today thanks to the vast and growing community of open source contributors worldwide. We actively work to grow open source community engagement by operating with transparency. We make our strategy, direction, and product roadmap available to the wider community, where we encourage and solicit their feedback. By making non-sensitive information public, we create a deeper level of trust with our customers and make it easier to solicit contributions and collaboration from our users and customers. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
We make our plans available through our self-managed and software-as-a-service (SaaS) offering. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference.
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

	As of January 31,
	2024	2023	2022
Dollar-Based Net Retention Rate	130%	>130%	>152%
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

	As of January 31,
	2024	2023	2022
$100,000 ARR customers	955	697	492
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
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with access to proprietary software features. License revenue is recognized up-front when the software license is made available to our customers.
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance for fixed fee offerings. Uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our allocated cloud infrastructure expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs incurred on acquisition of an initial contract are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. However, prorated costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately.
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
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including contractors, as well as cloud infrastructure expenses to support our internal development efforts, and software and subscription services. Costs related to research and development are expensed as incurred.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources teams. General and administrative expenses also include external legal, accounting, and director and officer insurance, as well as other consulting and professional services fees, software and subscription services, corporate event expenses, and any contract termination fees.
We incur expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, costs related to Sarbanes-Oxley compliance, costs related to Environmental, Social, and Governance (ESG) compliance and expenses for insurance, investor relations, and related professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
Interest Income, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other income (expense), net consists primarily of the gain from the deconsolidation of Arch Data Inc. (“Arch”), formerly Meltano Inc. in fiscal 2023 and impairment loss of equity method investment in Arch in fiscal 2024, as well as foreign currency transaction gains and losses.
Loss from Equity Method Investment, Net of Tax
Loss from equity method investment, net of tax, consists of our share of losses from the results of operations of Arch, following its deconsolidation.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription—self-managed and SaaS	$506,306	$369,349	$226,163
License—self-managed and other	73,600	54,987	26,490
Total revenue	579,906	424,336	252,653
Cost of revenue:(1)
Subscription—self-managed and SaaS	45,486	40,841	23,668
License—self-managed and other	14,222	10,839	6,317
Total cost of revenue	59,708	51,680	29,985
Gross profit	520,198	372,656	222,668
Operating expenses:
Sales and marketing(1)	356,393	309,992	190,754
Research and development(1)	200,840	156,143	97,217
General and administrative(1)	150,405	117,932	63,654
Total operating expenses	707,638	584,067	351,625
Loss from operations	(187,440)	(211,411)	(128,957)
Interest income	39,114	14,496	736
Other income (expense), net(2)	(11,826)	21,585	(30,850)
Loss before income taxes and loss from equity method investment	(160,152)	(175,330)	(159,071)
Loss from equity method investment, net of tax	(3,824)	(2,468)	—
Provision for (benefit from) income taxes	264,057	2,898	(1,511)
Net loss	$(428,033)	$(180,696)	$(157,560)
Net loss attributable to noncontrolling interest(3)	(3,859)	(8,385)	(2,422)
Net loss attributable to GitLab	$(424,174)	$(172,311)	$(155,138)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$6,400	$5,078	$1,300
Sales and marketing	68,766	48,001	10,550
Research and development	50,804	36,325	8,305
General and administrative	37,079	33,163	9,854
Total stock-based compensation expense	$163,049	$122,567	$30,009
(2)Includes $8.9 million loss for the year ended January 31, 2024 from the impairment of Arch Data Inc. (“Arch”), formerly Meltano, and $17.8 million gain for the year ended January 31, 2023 from the deconsolidation of Arch in

April 2022. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
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

The following table sets forth the components of our consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Fiscal Year Ended January 31,
	2024	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	10	12	12
Gross profit	90	88	88
Operating expenses:
Sales and marketing	61	73	76
Research and development	35	37	38
General and administrative	26	28	25
Total operating expenses	122	138	139
Loss from operations	(32)	(50)	(51)
Interest income	7	3	—
Other income (expense), net	(2)	5	(12)
Loss before income taxes and loss from equity method investment	(28)	(41)	(63)
Loss from equity method investment, net of tax	(1)	(1)	—
Provision for (benefit from) income taxes	46	1	(1)
Net loss	(74)%	(43)%	(62)%
Net loss attributable to noncontrolling interest	(1)%	(2)%	(1)%
Net loss attributable to GitLab	(73)%	(41)%	(61)%
Comparison of Fiscal Year Ended January 31, 2024 and 2023
Revenue

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$506,306	$369,349	$136,957	37%
License—self-managed and other	73,600	54,987	18,613	34
Total revenue	$579,906	$424,336	$155,570	37%
Revenue increased $155.6 million, or 37%, to $579.9 million for fiscal 2024 from $424.3 million for fiscal 2023. The increase was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of January 31, 2024 and 2023, our expansion is reflected by our Dollar-Based Net Retention Rate being 130% and above 130%, respectively. We had

955 customers with ARR over $100,000 as of January 31, 2024, increasing from 697 customers with ARR over $100,000 as of January 31, 2023.
Revenue attributed to our variable interest entity, JiHu, was $6.5 million and $4.7 million for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$59,708	$51,680	$8,028	16%
Gross profit	520,198	372,656	147,542	40
Gross margin	90%	88%		2%
Cost of revenue increased by $8.0 million, to $59.7 million for fiscal 2024 from $51.7 million for fiscal 2023, primarily due to an increase of $3.4 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $2.8 million in third-party hosting costs for increased SaaS and cloud usage and $0.5 million in one-time restructuring expenses. Gross margin improved by 2% to 90% for fiscal 2024 from 88% in fiscal 2023.
Cost of revenue attributed to our variable interest entity, JiHu, was $2.4 million and $1.7 million for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Sales and Marketing

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$356,393	$309,992	$46,401	15%
Sales and marketing expenses increased by $46.4 million, to $356.4 million for fiscal 2024 from $310.0 million for fiscal 2023, primarily due to an increase of $39.7 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, and an increase of $20.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $4.5 million in marketing spend and $3.8 million in one-time restructuring costs, offset by a decrease of $0.7 million in allocated cloud infrastructure expenses for our free tier.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $7.4 million and $7.7 million for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Research and Development

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development expenses	$200,840	$156,143	$44,697	29%
Research and development expenses increased by $44.7 million, to $200.8 million for fiscal 2024 from $156.1 million for fiscal 2023, primarily due to an increase of $32.9 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $14.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $3.8 million in cloud infrastructure costs for internal usage, an increase of $2.1 million in software and consulting expenses, and $2.1 million in one-time restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $5.3 million and $6.8 million for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
General and Administrative

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative expenses	$150,405	$117,932	$32,473	28%
General and administrative expenses increased by $32.5 million, to $150.4 million for fiscal 2024 from $117.9 million for fiscal 2023, primarily due to an increase of $17.7 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $3.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily driven by an increase of $10.7 million in charitable donations of common stock, an increase of $4.3 million in software and consulting expenses to support our growth, $1.6 million in one-time restructuring costs, partially offset by a decrease of $3.5 million from a one-time event cancellation fee in fiscal 2023.
General and administrative expenses attributed to our variable interest entity, JiHu, were $1.9 million and $10.5 million for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$6,400	$5,078	$1,322	26%
Sales and marketing	68,766	48,001	20,765	43
Research and development	50,804	36,325	14,479	40
General and administrative	37,079	33,163	3,916	12
Total stock-based compensation expense	$163,049	$122,567	$40,482	33%
Stock-based compensation expense increased by $40.5 million, to $163.0 million for fiscal 2024 from $122.6 million for fiscal 2023, primarily due to an increase of $56.0 million of expense from RSUs, offset by a decrease of $6.6 million related to our ESPP and a decrease of $9.2 million in the stock-based compensation of our variable interest entity.
Stock-based compensation expense attributed to our variable interest entity, JiHu, was a $1.5 million gain and $7.8 million loss for fiscal 2024 and 2023, respectively. See “Note 12. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Interest income	$39,114	$14,496	$24,618	170%

Gain from deconsolidation of Arch, formerly Meltano	$—	$17,798	$(17,798)	100%
Impairment loss of equity method investment in Arch, formerly Meltano	(8,858)	—	(8,858)	100
Foreign exchange gains (losses), net	(3,157)	4,364	(7,521)	(172)
Other income (expense), net	189	(577)	766	(133)
Total other income (expense), net	$(11,826)	$21,585	$(33,411)	(155)%
For fiscal 2024 compared to fiscal 2023, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during fiscal 2024 compared to fiscal 2023.
The change in other income (expense), net is primarily due to the recognized gain of $17.8 million on the deconsolidation of Arch Data Inc. (“Arch”), formerly Meltano, during fiscal 2023. During fiscal 2024, the Company recorded an impairment charge for Arch of $8.9 million in other income (expense), net. The remaining change in other income (expense), net is mainly due to currency exchange gains and losses.

Loss from Equity Method Investment, Net of Tax

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Loss from equity method investment, net of tax	$(3,824)	$(2,468)	$(1,356)	55%
Loss from equity method investment, net of tax consists of our share of losses from the results of operations of Arch, formerly Meltano. Effective April 4, 2022, due to a loss of control over Arch, we account for Arch investment under the equity method.
Provision for Income Taxes

	Fiscal Year Ended January 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Provision for income taxes	$264,057	$2,898	$261,159	9011.7%
Effective tax rate	(164.9)%	(1.7)%	(163.2)%
Our tax expense increased by approximately $261.2 million for fiscal 2024 as compared to fiscal 2023. The higher tax expense was primarily due to the tax effects of the bilateral advance pricing agreement negotiations (“BAPA”) between the United States and Dutch taxing authorities, and the Company's foreign and domestic operations.
Our effective tax rate for fiscal 2024 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the additional tax liabilities relating to the anticipated BAPA, an increase in valuation allowance associated with tax attributes generated during the year, and non-deductible expenses.
Under the provisions of ASC 740, Income Taxes, the determination of our ability to recognize our deferred tax assets requires an assessment of both negative and positive evidence when determining our ability to recognize deferred tax assets. Consistent with prior years, we maintain that it is not more likely than not that we can recognize deferred tax assets in certain jurisdictions. The evidence we evaluated included operating results during the most recent three-year period and future projections. More weight is given to historical results than to expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
We have not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since we intend to reinvest the earnings of the foreign subsidiaries indefinitely. The undistributed earnings of foreign corporations not included in our consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2024, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.

We have been in BAPA negotiations between the United States Internal Revenue Service (“IRS”) and the Dutch Tax Authority (“DTA”) relating to our transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, we discussed for the first time with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2027. The proposed agreements between us, the IRS and the DTA are not yet final; in anticipation of an agreement, $254.9 million of net tax expense was recorded in the year ended January 31, 2024. This amount represents the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents our best estimate of the tax expense associated with the proposed agreements and their related effects.
As of January 31, 2024, our U.S. federal 2018 through 2022 tax years were open and the results from such tax years remained subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the 2015 and 2016 tax years. We expect negotiations to continue to the middle of fiscal 2025. We believe that we have adequately reserved for the outcome of the Netherlands examination. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2024, unrecognized tax benefits were $396.8 million, of which $207.8 million would affect the effective tax rate if recognized. We have classified approximately $207.3 million of the unrecognized tax benefit as a current tax liability due to the anticipated timing of the settlement with the IRS and DTA and their associated payments, which are expected to be made within the next 12 months. As of January 31, 2023, unrecognized tax benefits approximated $7.5 million, of which $0.5 million would affect the effective tax rate if recognized.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $52.1 million as of January 31, 2024 and $0.2 million as of January 31, 2023.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of January 31, 2024 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.0 billion and $936.7 million, respectively, which were held for working capital and strategic investment purposes. As of January 31, 2024, cash and cash equivalents consist of cash in banks, money markets funds, agency securities, treasuries, and corporate debt securities, while short-term investments mainly consist of treasuries, corporate debt securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$35,040	$(77,408)	$(49,814)
Net cash used in investing activities	$(86,238)	$(605,686)	$(53,895)
Net cash provided by financing activities	$45,235	$97,482	$701,185
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows from operating activities and have supplemented working capital through net proceeds from the issuance of equity securities.
Cash provided by operating activities during fiscal 2024 was $35.0 million, primarily consisting of our net loss of $428.0 million, adjusted for non-cash items of $222.1 million (mainly attributable to stock-based compensation expense of $163.0 million and amortization of deferred contract acquisition costs, net of $43.5 million), and net cash inflows of $241.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in accrued expenses and other liabilities of $258.3 million, the increase in deferred revenue of $79.3 million and the increase in accrued compensation and related expenses of $15.2 million, partially offset by the increase in deferred contract acquisition costs of $53.1 million, the increase in accounts receivable of $36.3 million, and the increase in prepaid expenses and other current assets of $23.9 million.
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
Investing Activities
Cash used in investing activities during fiscal 2024 was $86.2 million, primarily consisting of $81.7 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, $1.6 million in purchases of property and equipment, and $0.5 million of other investing activities.
Cash used in investing activities during fiscal 2023 was $605.7 million, primarily consisting of $590.0 million in purchases of short-term investments, net of proceeds from maturities, $9.6 million cash outflow as a result of a deconsolidation of an erstwhile subsidiary, and $6.1 million in purchases of property and equipment.

Financing Activities
Cash provided by financing activities during fiscal 2024 was $45.2 million, attributable to $32.3 million of proceeds from the issuance of common stock upon stock options exercises, and $12.9 million of proceeds from the issuance of common stock under the employee stock purchase plan.
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
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and any non-recurring income tax payments related to BAPA. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and any non-recurring income tax payments related to BAPA, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of free cash flow is that it does not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in millions):

	Fiscal Year Ended January 31,
	2024	2023	2022
Computation of free cash flow (1)
GAAP net cash provided by (used in) operating activities	$35,040	$(77,408)	$(49,814)
Less: Purchases of property and equipment	(1,598)	(6,070)	(3,541)
Non-GAAP free cash flow	$33,442	$(83,478)	$(53,355)
(1) No income tax payments related to BAPA were recorded during the periods presented.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 15. Commitments and Contingencies” to our consolidated financial statements.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe our judgments and estimates associated with the determination of standalone selling price for each performance obligation in revenue recognition, the accounting for stock-based compensation, and income taxes as it relates to the potential BAPA, which we discuss further below, could have a material impact on our consolidated financial statements.

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
Self-managed subscriptions include both (i) a right to use the underlying software and (ii) a right to receive post-contract customer support during the subscription term. Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when and if available basis) and support services. We have concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, we estimate the stand-alone selling price for each performance obligation using a model based on the “expected cost plus margin” approach and update the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, we determined the SSP allocation for each of our paid tiers across various subscription tenures. Accordingly, we have allocated between 1 to 23%, with the majority being less than 14%, of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
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
Bilateral Advance Pricing Agreement
See “Note 13. Income Taxes” to our consolidated financial statements regarding the communication of a framework for certain transfer pricing matters in a BAPA between the United States, the Netherlands, and the respective GitLab entities. As the agreement between the respective taxing authorities has not been executed, the Company has accounted for the possibility of an outcome under ASC 740.10 which describes the accounting for Unrecognized Tax Benefits. In such accounting, the Company applies certain information which has been supplied in discussions with the respective tax authorities, although such information will not be available in writing until agreements are drafted by the tax authorities and delivered to the Company. The Company considers the effects of certain elections made on previously filed United States and Netherlands income tax returns as well as the effects of the retroactive nature of new elections. The Company also analyzes the effects of new intercompany balances, including the generation of intercompany interest, the foreign currency effects, the intercompany transfer pricing effects and the ultimate tax deductibility of such interest. The Company also considers the deductibility and creditability in the United States of newly generated taxes in foreign jurisdictions. The Company also considers the restoration of previously utilized tax attributes which would not have been utilized when contemplating the framework set out in the discussions with the United States and Netherlands tax authorities. When considering the financial statement presentation, the Company estimates the timing of the final agreements and associated refunds and payments when determining whether the respective assets and liabilities are, by their nature, short term or long term. These critical accounting estimates will ultimately be reconciled to the written BAPA agreements, to guidance written by the taxing authorities on related issues, the amended returns, collection of refunds and payments of new taxes.
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
Interest Rate Risk
As of January 31, 2024 and January 31, 2023, we had $1.0 billion and $936.7 million of cash, cash equivalents, and short-term investments, respectively. As of January 31, 2024 and 2023, our cash equivalents and short-term investments of $955.3 million and $704.3 million mainly consist of money market funds, treasuries, corporate debt securities and commercial paper, respectively. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of January 31, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.3 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 5 months as of January 31, 2024.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of January 31, 2024, we have $35.2 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of January 31, 2024, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GitLab Inc. and subsidiaries (the Company) as of January 31, 2024 and January 31, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and January 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of standalone selling prices (SSPs) for self-managed subscription and self-managed license performance obligations

As discussed in Note 3 to the consolidated financial statements, the Company recognized self-managed subscription revenue and self-managed license revenue of $355.7 million and $63.1 million, respectively, for the year ended January 31, 2024. The Company allocates the transaction price to each performance obligation based on the relative SSP. To determine SSP the Company maximizes the use of observable standalone sales and observable data where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs and uses the expected cost plus margin approach to estimate the price the Company would charge if the products and services were sold separately.
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
•We evaluated the overall methodology used to determine the estimate of SSPs based on the expected cost plus margin approach
•We performed sensitivity analyses over the Company’s assumptions used to determine the SSPs to identify the costs to develop the paid features as the key assumption and to assess the impact of changes in the assumption on the Company’s SSPs
•We assessed the reasonableness of the key assumption by comparing it to historical data, internal data, and relevant peer data, where available
•We evaluated the data utilized by management to estimate the cost to develop the paid features by examining a selection of requests to merge code and interviewing the Company’s engineering team
•We tested the mathematical accuracy of management’s calculations of estimated selling prices.
Evaluation of Unrecognized Tax Positions
As discussed in Note 13 to the consolidated financial statements, the Company is involved in bilateral advance pricing agreement (BAPA) negotiations between the United States Internal Revenue Service (IRS) and the Dutch Tax Authority (DTA) relating to the Company’s transfer pricing arrangements between the United States and the Netherlands. The proposed agreements between the Company, the IRS, and the DTA related to these transfer pricing arrangements have not been finalized. As of January 31, 2024, the Company recorded net tax expense of $254.9 million, which represented the unrecognized tax benefit related to the BAPA and the Company’s best estimate of the tax expense associated with the proposed agreements and their related effects.
We identified the evaluation of the Company’s unrecognized tax benefit related to the BAPA as a critical audit matter. Complex auditor judgment and specialized skills and knowledge were required to evaluate the Company’s interpretation of the applicable tax laws and regulations and its analysis of the recognition and measurement of its tax position related to transfer pricing.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s unrecognized tax benefits process, including controls related to 1) interpreting tax law, 2) evaluating which tax positions are more likely than not to be sustained when the BAPA negotiations are finalized, and 3) the measurement of the potential benefit to be realized. We involved tax professionals with specialized skill and knowledge, who assisted in evaluating:

•the Company’s communication with the relevant tax authorities to gain an understanding of the relevant facts
•the Company’s interpretation of applicable tax laws and judgments about the administrative practices of the relevant tax authorities, and the potential impact on the unrecognized tax benefit related to the BAPA
•the measurement of the potential benefit to be realized and related interest and penalties.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
March 25, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited GitLab Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and January 31, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 25, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified and included in management's assessment related to the ineffective design and maintenance of effective controls over certain information technology ("IT") general controls for information systems related to the revenue process. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in the financial reporting processes related to revenue. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 25, 2024

GitLab Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2024(1)	January 31, 2023(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,996	$295,402
Short-term investments	748,289	641,249
Accounts receivable, net of allowance for doubtful accounts of $673 and $1,564 as of January 31, 2024 and January 31, 2023, respectively	166,731	130,479
Deferred contract acquisition costs, current	32,300	26,505
Prepaid expenses and other current assets	45,601	24,327
Total current assets	1,280,917	1,117,962
Property and equipment, net	2,954	5,797
Operating lease right-of-use assets	405	998
Equity method investment, net of impairment of $8,858 and $0 as of January 31, 2024 and January 31, 2023, respectively	—	12,682
Goodwill	8,145	8,145
Intangible assets, net	1,733	3,901
Deferred contract acquisition costs, non-current	19,317	15,628
Other non-current assets	4,390	4,087
TOTAL ASSETS	$1,317,861	$1,169,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,738	$5,184
Accrued expenses and other current liabilities	286,178	25,954
Accrued compensation and benefits	35,809	20,776
Deferred revenue, current	338,348	254,382
Total current liabilities	662,073	306,296
Deferred revenue, non-current	23,794	28,355
Other non-current liabilities	14,060	9,824
TOTAL LIABILITIES	699,927	344,475
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of January 31, 2024 and January 31, 2023; no shares issued and outstanding as of January 31, 2024 and January 31, 2023	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of January 31, 2024 and January 31, 2023; 114,670 and 94,655 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of January 31, 2024 and January 31, 2023; 42,887 and 56,489 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively	—	—
Additional paid-in capital	1,718,661	1,497,373
Accumulated deficit	(1,149,822)	(725,648)
Accumulated other comprehensive income (loss)	2,335	(705)
Total GitLab stockholders’ equity	571,174	771,020
Noncontrolling interests	46,760	53,705
TOTAL STOCKHOLDERS’ EQUITY	617,934	824,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,317,861	$1,169,200
___________
(1) As of January 31, 2024 and January 31, 2023, the consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $47.6 million and $62.8 million, respectively, and liabilities of $6.1 million and $8.9 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription—self-managed and SaaS	$506,306	$369,349	$226,163
License—self-managed and other	73,600	54,987	26,490
Total revenue	579,906	424,336	252,653
Cost of revenue:
Subscription—self-managed and SaaS	45,486	40,841	23,668
License—self-managed and other	14,222	10,839	6,317
Total cost of revenue	59,708	51,680	29,985
Gross profit	520,198	372,656	222,668
Operating expenses:
Sales and marketing	356,393	309,992	190,754
Research and development	200,840	156,143	97,217
General and administrative	150,405	117,932	63,654
Total operating expenses	707,638	584,067	351,625
Loss from operations	(187,440)	(211,411)	(128,957)
Interest income	39,114	14,496	736
Other income (expense), net	(11,826)	21,585	(30,850)
Loss before income taxes and loss from equity method investment	(160,152)	(175,330)	(159,071)
Loss from equity method investment, net of tax	(3,824)	(2,468)	—
Provision for (benefit from) income taxes	264,057	2,898	(1,511)
Net loss	$(428,033)	$(180,696)	$(157,560)
Net loss attributable to noncontrolling interest	(3,859)	(8,385)	(2,422)
Net loss attributable to GitLab	$(424,174)	$(172,311)	$(155,138)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(2.75)	$(1.16)	$(1.95)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	154,283	148,407	79,755
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022

Net loss	$(428,033)	$(180,696)	$(157,560)
Foreign currency translation adjustments	(4,122)	(5,874)	27,639
Net change in unrealized gains (losses) on available-for-sale securities	5,000	(4,855)	—
Comprehensive loss including noncontrolling interest	$(427,155)	$(191,425)	$(129,921)
Net loss attributable to noncontrolling interest	(3,859)	(8,385)	(2,422)
Foreign currency translation adjustments attributable to noncontrolling interest	(2,162)	(2,300)	375
Comprehensive loss attributable to noncontrolling interest	(6,021)	(10,685)	(2,047)
Comprehensive loss attributable to GitLab	$(421,134)	$(180,740)	$(127,874)
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 31, 2021	79,551	$424,904	1,151	$—	52,468	$—	$186,892	$(398,199)	$(19,915)	$—	$(231,222)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(79,551)	(424,904)	—	—	79,551	—	424,904	—	—	—	424,904
Conversion of Class B common stock to Class A common stock by the selling stockholder (CEO) upon initial public offering	—	—	2,500	—	(2,500)	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of underwriting discounts and other offering costs	—	—	8,940	—	—	—	649,845	—	—	—	649,845
Conversion of Class B common stock to Class A common stock	—	—	14,550	—	(14,550)	—	—	—	—	—	—
Issuance of common stock in connection with business combination, net	—	—	—	—	26	—	959	—	—	—	959
Contingent stock consideration in connection with business combination	—	—	—	—	—	—	1,754	—	—	—	1,754
Repurchase of common stock	—	—	—	—	(13)	—	(590)	—	—	—	(590)
Issuance of common stock related to vested exercised stock options	—	—	—	—	4,118	—	19,408	—	—	—	19,408
Issuance of common stock related to early exercised stock options, net of repurchases	—	—	—	—	574	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	7,212	—	—	—	7,212
Warrant exercised	—	—	—	—	73	—	86	—	—	—	86
Stock-based compensation expense	—	—	—	—	—	—	30,009	—	—	—	30,009
Capital contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	26,450	26,450
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	27,639	375	28,014
Net loss	—	—	—	—	—	—	—	(155,138)	—	(2,422)	(157,560)
Balance at January 31, 2022	—	$—	27,141	$—	119,747	$—	$1,320,479	$(553,337)	$7,724	$24,403	$799,269
Conversion of Class B common stock to Class A common stock	—	—	66,162	—	(66,162)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	2,940	—	24,846	—	—	—	24,846
Issuance of common stock under employee stock purchase plan	—	—	437	—	—	—	14,378	—	—	—	14,378
Repurchases, net of early exercised stock options	—	—	—	—	(36)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	915	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—		—	4,706	—	—	—	4,706
Stock-based compensation expense	—	—	—	—	—	—	114,811	—	—	7,756	122,567
Change in noncontrolling interest ownership	—	—	—	—	—	—	18,153	—	—	43,573	61,726
Deconsolidation of Arch, formerly Meltano	—	—	—	—	—	—	—	—	—	(11,342)	(11,342)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,429)	(2,300)	(10,729)
Net loss	—	—	—	—	—	—	—	(172,311)	—	(8,385)	(180,696)
Balances at January 31, 2023	—	$—	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	—	—	16,995	—	(16,995)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	—	—	3,406	—	32,448	—	—	—	32,448
Issuance of common stock under employee stock purchase plan	—	—	417	—	—	—	12,933	—	—	—	12,933
Repurchases, net of early exercised stock options	—	—	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested, net of tax withholdings	—	—	2,372	—	—	—	—	—	—	—	—
Charitable donation of common stock	—	—	231	—	—	—	10,700	—	—	—	10,700
Vesting of early exercised stock options	—	—	—	—	—	—	1,234	—	—	—	1,234
Stock-based compensation expense	—	—	—	—	—	—	164,515	—	—	(1,466)	163,049
Change in noncontrolling interest ownership	—	—	—	—	—	—	(542)	—	—	542	—

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,040	(2,162)	878
Net loss	—	—	—	—	—	—	—	(424,174)	—	(3,859)	(428,033)
Balances at January 31, 2024	—	$—	114,670	$—	42,887	$—	$1,718,661	$(1,149,822)	$2,335	$46,760	$617,934

The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(428,033)	$(180,696)	$(157,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	163,049	122,567	30,009
Gain from the fair value change of acquisition related contingent consideration	—	(1,722)	—
Charitable donation of common stock	10,700	—	—
Amortization of intangible assets	2,167	2,362	665
Depreciation expense	4,368	3,231	543
Amortization of deferred contract acquisition costs	43,463	44,958	33,368
Gain from deconsolidation of Arch, formerly Meltano	—	(17,798)	—
Loss from equity method investment	3,824	3,189	—
Impairment of equity method investment	8,858	—	—
Net amortization of premiums or discounts on short-term investments	(20,349)	(6,077)	—
Unrealized foreign exchange loss (gain), net	4,648	(3,727)	20,389
Other non-cash expense, net	1,330	1,156	197
Changes in assets and liabilities:
Accounts receivable	(36,341)	(54,169)	(38,223)
Prepaid expenses and other current assets	(23,854)	(8,909)	(8,219)
Deferred contract acquisition costs	(53,100)	(48,555)	(42,575)
Other non-current assets	(309)	3,012	(3,374)
Accounts payable	(3,443)	287	1,877
Accrued expenses and other current liabilities	258,293	4,619	13,953
Accrued compensation and benefits	15,173	(11,693)	19,755
Deferred revenue	79,347	73,003	79,074
Other non-current liabilities	5,249	(2,446)	307
Net cash provided by (used in) operating activities	35,040	(77,408)	(49,814)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(815,697)	(821,622)	(100,031)
Proceeds from maturities of short-term investments	734,007	231,626	50,000
Purchases of property and equipment	(1,598)	(6,070)	(3,541)
Deconsolidation of Arch, formerly Meltano	—	(9,620)	—
Escrow payment related to business combination, after acquisition date	(2,500)	—	—
Payments for business combination, net of cash acquired and consideration withheld in an escrow	—	—	(323)
Other investing activities	(450)	—	—
Net cash used in investing activities	(86,238)	(605,686)	(53,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	—	654,552
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	32,302	24,515	25,354
Issuance of common stock under employee stock purchase plan	12,933	14,378	—
Proceeds from warrants exercised	—	—	86
Repurchase of common stock in a tender offer	—	—	(590)
Contributions received from noncontrolling interests, net of issuance costs	—	61,726	26,450

Partial settlement of acquisition related contingent cash consideration	—	(3,137)	—
Payments of deferred offering costs	—	—	(4,667)
Net cash provided by financing activities	45,235	97,482	701,185
Impact of foreign exchange on cash and cash equivalents	(3,943)	(3,658)	6,846
Net increase (decrease) in cash and cash equivalents	(9,906)	(589,270)	604,322
Cash, cash equivalents, and restricted cash at beginning of period	297,902	887,172	282,850
Cash, cash equivalents, and restricted cash at end of period	$287,996	$297,902	$887,172
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,903	$838	$1,310
Cash donations	$—	$—	$1,000
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1,234	$4,706	$7,212
Issuance of common stock upon conversion of preferred stock	$—	$—	$424,904
Unpaid property and equipment in accrued expenses	$—	$—	$273
Unpaid deferred offering costs	$—	$—	$40

Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$287,996	$295,402	$884,672
Restricted cash, included in prepaid expenses and other current assets	—	2,500	—
Restricted cash, included in other non-current assets	—	—	2,500
Total cash, cash equivalents and restricted cash	$287,996	$297,902	$887,172
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
GitLab Inc. (the “Company”) began as an open source project in 2011 and was incorporated in Delaware on September 12, 2014. The Company operates on an all-remote model. The Company is a technology company and its primary offering is “GitLab”, a complete DevSecOps platform delivered as a single application. GitLab is used by a wide range of organizations. The Company also provides related training and professional services. GitLab is offered on both self-managed and software-as-a-service ("SaaS") models. The principal markets for GitLab are currently located in the United States, Europe, and Asia Pacific. The Company is focused on accelerating innovation and broadening the distribution of its platform to companies across the world to help them become better software-led businesses.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal 2024 and 2023 refer to the fiscal year ended January 31, 2024 and 2023, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, stock-based compensation expense, fair value of contingent consideration, fair valuation of retained interest in an investee on loss of control, valuation allowance for deferred income taxes, reserves for unrecognized income tax benefits, valuation of acquired intangibles assets and impairment of goodwill and equity method investments. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
Gains or losses from foreign currency remeasurement and settlements are included in foreign exchange gains (losses), net which is presented within other income (expense), net on the consolidated statements of operations. For the years ended January 31, 2024, 2023 and 2022, the Company recognized foreign exchange gains (losses), net of $(3.2) million, $4.4 million and $(29.1) million, respectively.
For subsidiaries and the variable interest entity where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate stockholders’ equity (deficit) into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit) in the consolidated balance sheets. For the years ended January 31, 2024, 2023 and 2022, the Company recognized foreign translation adjustments of $(4.1) million, $(5.9) million and $27.6 million, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents as of January 31, 2024 and 2023, consists of cash held in checking and savings accounts, investments in money market accounts and certain highly-liquid investments. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Restricted cash as of January 31, 2023, consists of a $2.5 million acquisition related security deposit withheld in an escrow for any potential post-closing indemnification claims. The Company fully paid this acquisition-related holdback during the year ended January 31, 2024. Refer to “Note 7. Business Combination.”
Short-Term Investments - Marketable Securities
The Company classifies its marketable securities with stated maturities of three months and greater at the date of purchase as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of January 31, 2024 and 2023, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. If the fair value of a security falls below its amortized cost, the carrying value is reduced to its fair value if management intends to sell or it is more likely than not that it will be required to sell before recovery of the amortized cost basis. If neither of these conditions are satisfied, impairment is assessed for credit losses by comparing the present value of expected cash flows with the amortized cost basis, and an allowance for credit losses is recorded for the excess of amortized cost over expected cash flows. Impairment losses not attributable to credit losses are reported as a separate component of other comprehensive loss, net of tax.
The cost of securities sold is based on the specific-identification method. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. Interest on securities classified as available-for-sale is included within interest income on our consolidated statements of operations.

Available-for-sale securities are recorded at fair value each reporting period and are adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income of the consolidated statements of operations.
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
As of January 31, 2024 and 2023, the allowance for doubtful accounts was $0.7 million and $1.6 million, respectively. Accounts receivable deemed uncollectible are written off against the allowance when identified.
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
The Company uses various distribution channels. As of January 31, 2024, two of these channel partners represented 12% and 13% of the accounts receivable balance, respectively, while as of January 31, 2023, one of these channel partners represented 12% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of January 31, 2024 and 2023.
There were no individual customers whose revenue represented more than 10% of total revenue during the years ended January 31, 2024, 2023 and 2022.
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
If the consideration to which we expect to be entitled includes variable consideration, the amount of variable consideration included in the transaction price is estimated. In the event that some portion of the estimated variable consideration is uncertain, such estimates are constrained. Variable consideration is therefore included in the transaction price only to the extent it is probable that a significant future reversal of cumulative revenue under the contract will not occur when the uncertainty associated with the variable consideration is resolved. Our contracts are non-refundable and non-cancellable. We do not offer refunds, rebates, or credits to our customers in the normal course of business. The impact of variable considerations has not been material.
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
The Company offers two tiers of paid subscriptions as part of the self-managed model: Premium and Ultimate. Subscriptions for self-managed licenses include both (i) a right to use the underlying software (License revenue - Self managed) and (ii) a right to receive post-contract customer support during the subscription term (Subscription revenue - Self managed). Post-contract customer support comprises maintenance services (including updates and upgrades to the software on a when-and-if-available basis) and support services. The Company has concluded that the right to use the software, which is recognized upon delivery of the license, and the right to receive technical support and software fixes and updates, which is recognized ratably over the term of the arrangement, are two distinct performance obligations. Since neither of these performance obligations are sold on a standalone basis, the Company estimates the SSP for each performance obligation using a model based on the “expected cost-plus margin” approach and updates the model on an annual basis or when facts and circumstances change. This model uses observable data points to develop the main inputs and assumptions which include the estimated historical costs to develop the paid features in the software license and the estimated future costs to provide post-contract customer support. Based on this model, the Company allocated between 1 to 23%, with the majority being less than 14%, of the entire transaction price to the right to use the underlying software (License revenue - Self managed) and allocated the remaining value of the transaction to the right to receive post-contract customer support (Subscription revenue - Self managed) during the period covered by these consolidated financial statements.
The typical term of a subscription contract for self-managed offering is one to three years.
Since January 2021, Starter paid tier is no longer offered to new customers but remains available for a limited transitory period to our existing customers.
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
Since January 2021, Starter paid tier is no longer offered to new customers but remains available for a limited transitory period to our existing customers.
License - self-managed and other
The license component of our self-managed subscriptions reflects the revenue recognized by providing customers with rights to use proprietary software features. The Company allocates between 1 to 23%, with the majority being less than 14%, of the entire transaction value to License revenue, which is recognized upfront when the software license is made available to our customers.
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance for fixed fee offerings. Uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the periods services are delivered.
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
The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Customers are generally billed in advance, including some multi-year contracts, but the majority of customers in multi-year contracts specifically request to pay annually in advance. Payment terms on invoiced amounts are typically 30 to 60 days. In limited cases, the Company has offered deferred payment terms of a maximum of one year in contracts with a one year contractual term. For multi-year license subscriptions, we generally invoice customers annually at the beginning of each annual coverage period and the license revenue for the full multi-year term is recognized upfront on delivery from deferred revenue. Where the value of revenue recognized exceeds the value of amounts invoiced for a contract at the end of a reporting period, the excess is reclassified from deferred revenue to contract assets until invoiced. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheets.
During the years ended January 31, 2024, 2023 and 2022, $217.0 million, $145.9 million and $87.1 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented. The increase in deferred revenue balances for the periods presented is mainly attributable to the growth of contracts with new as well as existing customers.
Remaining Performance Obligations
As of January 31, 2024 and 2023, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $673.8 million and $435.9 million, respectively. As of January 31, 2024, the Company expects to recognize approximately 64% of the transaction price as product or services revenue over the next 12 months and 87% over the next 24 months.
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
Research and Development
Costs related to research and development of the Company’s software offerings are expensed as incurred. These costs consist primarily of compensation paid to the Company's research and development personnel, including contractors.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. These include costs incurred on public relations, website design, advertising, field marketing, and market research services. The Company incurred advertising costs of $32.5 million, $27.3 million and $21.4 million during the years ended January 31, 2024, 2023 and 2022, respectively.
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
Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)
Comprehensive loss includes net loss and changes in stockholders’ equity that are excluded from net loss due to changes in the Company’s cumulative foreign currency translation account and unrealized gains or losses on short-term investments.
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
In September 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions. We recognize stock-based expenses related to the shares to be issued under the ESPP on a straight-line basis over the offering period, using the Black-Scholes option-pricing model. We have been determining the volatility input based on the historical volatility of our peer group until such time as we established a 2-year public trading history of our own stock price. For the new offering period starting December 2023, we transitioned to using an average blend of historical volatility of our peer group and volatility of our own stock price when determining the volatility input.
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

Leases
The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating and recognizes a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The Company only has operating leases of office premises leased by JiHu. The Company accounts for lease components and non-lease components separately. The Company does not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
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
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in an erstwhile subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net loss resulting from the investment is reported under loss from equity method investment, net of tax in our consolidated statements of operations. The carrying value of the Company’s equity method investments is reported in equity method investment in the consolidated balance sheets. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company determined there was an impairment during the year ended January 31, 2024. Refer to “Note 12. Joint Venture and Equity Method Investment” for more information.

Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the year ended January 31, 2024 that had a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires enhanced disclosures on an annual and interim basis for significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. For public business entities the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has not early adopted ASU 2023-07 and is currently evaluating the impact on the consolidated financial disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhancements to current disclosures in order to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company has not early adopted ASU 2023-09 and is currently evaluating the impact on the consolidated financial disclosures.
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended January 31,
	2024		2023		2022
Subscription—self-managed and SaaS	$506,306	87%	$369,349	87%	$226,163	90%
Subscription—self-managed	355,707	61	275,275	65	179,564	72
SaaS	150,599	26	94,074	22	46,599	18
License—self-managed and other	$73,600	13%	$54,987	13%	$26,490	10%
License—self-managed	63,110	11	46,046	11	20,171	8
Professional services and other	10,490	2	8,941	2	6,319	2
Total revenue	$579,906	100%	$424,336	100%	$252,653	100%

Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
United States	$473,021	$352,975	$211,520
Europe	93,292	61,820	36,478
Asia Pacific	13,593	9,541	4,655
Total revenue	$579,906	$424,336	$252,653
During the years ended January 31, 2024, 2023 and 2022, the United States accounted for 82%, 83% and 84% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single operating segment.
4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash, cash equivalents and short-term investments by category (in thousands):

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$80,953	$—	$—	$80,953
Money market funds	187,175	—	—	187,175
U.S. Treasury securities	15,909	—	(2)	15,907
Commercial paper	3,962	—	(1)	3,961
Total cash and cash equivalents	$287,999	$—	$(3)	$287,996
Short-term investments:
Commercial paper	23,229	14	(1)	23,242
Corporate debt securities	231,219	740	(250)	231,709
U.S. Agency securities	56,324	29	(136)	56,217
U.S. Treasury securities	437,369	141	(389)	437,121
Total short-term investments	$748,141	$924	$(776)	$748,289

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232,332	$—	$—	$232,332
Money market funds	60,073	—	—	60,073
U.S. Agency securities	2,997	—	—	2,997
Total cash and cash equivalents	$295,402	$—	$—	$295,402
Short-term investments:
Commercial paper	88,703	18	(112)	88,609
Corporate debt securities	95,805	33	(572)	95,266
Municipal bonds	1,989	—	(19)	1,970
Foreign government bonds	2,211	—	(41)	2,170
U.S. Agency securities	74,158	2	(435)	73,725
U.S. Treasury securities	383,238	—	(3,729)	379,509
Total short-term investments	$646,104	$53	$(4,908)	$641,249
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sale of short-term investments.
During the years ended January 31, 2024 and 2023, the Company recorded $39.1 million and $14.5 million of interest income on cash equivalents and short-term investments, respectively, which includes $20.3 million and $6.1 million of net amortization of premiums or discounts on short-term investments during the years ended January 31, 2024 and 2023, respectively. During the year ended January 31, 2022, the Company recorded $0.7 million of interest income on cash equivalents and short-term investments.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2024
U.S. Agency securities	$35,979	$(53)	$11,386	$(83)	$47,365	$(136)
Commercial paper	15,462	(2)	—	—	15,462	(2)
Corporate debt securities	85,998	(192)	15,485	(58)	101,483	(250)
U.S. Treasury securities	139,567	(192)	41,193	(199)	180,760	(391)
Total cash equivalents and short-term investments	$277,006	$(439)	$68,064	$(340)	$345,070	$(779)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2023
U.S. Agency securities	$73,724	$(435)	$—	$—	$73,724	$(435)
Commercial paper	45,015	(112)	—	—	45,015	(112)
Corporate debt securities	75,203	(572)	—	—	75,203	(572)
Municipal bonds	1,970	(19)	—	—	1,970	(19)
Foreign government bonds	2,170	(41)	—	—	2,170	(41)
U.S. Treasury securities	379,509	(3,729)	—	—	379,509	(3,729)
Total cash equivalents and short-term investments	$577,591	$(4,908)	$—	$—	$577,591	$(4,908)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	January 31, 2024		January 31, 2023
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$619,286	$618,765	$480,943	$477,520
Due between 1 year to 2 years	128,855	129,524	165,161	163,729
Total	$748,141	$748,289	$646,104	$641,249
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Fair Value
January 31, 2024 (1)
Cash equivalents:
Money market funds	$187,175	$—	$—	$187,175
U.S. Treasury securities	—	15,907	—	15,907
Commercial paper	—	3,961	—	3,961
Short-term investments:
Commercial paper	—	23,242	—	23,242
Corporate debt securities	—	231,709	—	231,709
U.S. Agency securities	—	56,217	—	56,217
U.S. Treasury securities	—	437,121	—	437,121
Total	$187,175	$768,157	$—	$955,332
(1) Excludes $81.0 million in cash on the consolidated balance sheet as of January 31, 2024.

	Level 1	Level 2	Level 3	Fair Value
January 31, 2023 (1)
Cash equivalents:
Money market funds	$60,073	$—	$—	$60,073
U.S. Agency securities	—	2,997	—	2,997
Short-term investments:
Commercial paper	—	88,609	—	88,609
Corporate debt securities	—	95,266	—	95,266
Municipal bonds	—	1,970	—	1,970
Foreign government bonds	—	2,170	—	2,170
U.S. Agency securities	—	73,725	—	73,725
U.S. Treasury securities	—	379,509	—	379,509
Total	$60,073	$644,246	$—	$704,319
(1) Excludes $232.3 million in cash on the consolidated balance sheet as of January 31, 2023.
The Company had $3.6 million and $3.4 million of Level 3 contingent consideration as of January 31, 2024 and January 31, 2023, respectively. Refer to “Note 6. Supplemental Financial Statement Information” for further details.

6. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Prepaid software subscriptions	$12,835	$7,771
Prepaid expenses for the Company’s events	9,245	1,885
Prepaid taxes	1,431	592
Prepaid insurance	2,718	3,199
Prepaid advertising costs	1,621	367
Other prepaid expenses	1,776	1,915
Restricted cash (1)	—	2,500
Interest receivable	4,159	2,310
Income tax receivable related to BAPA	6,460	—
Vendor receivable	2,000	—
Revenue contract asset	1,910	1,532
Security and other deposits	371	510
Other current assets	1,075	1,746
Total prepaid expenses and other current assets	$45,601	$24,327
(1) Refer to “Note 7. Business Combination”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	January 31, 2024	January 31, 2023
Computer and office equipment	$9,182	$8,581
Leasehold improvements	1,154	1,208
	10,336	9,789
Less: Accumulated depreciation (1)	(7,382)	(3,992)
Total property and equipment, net (1)	$2,954	$5,797
(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment. During the year ended January 31, 2024, the Company also wrote off $1.1 million of fully depreciated assets as they were no longer in use.
Depreciation expense of property and equipment was $4.4 million, $3.2 million and $0.5 million for the years ended January 31, 2024, 2023 and 2022, respectively.

Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Security and other deposits	$3,495	$3,172
Deferred software implementation costs	336	594
Other non-current assets	559	321
Total other non-current assets	$4,390	$4,087
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Income tax liability related to BAPA (1)	$258,675	$—
Accrued expenses	11,499	10,949
Income taxes payable	2,212	859
Indirect taxes payable	3,928	4,498
Acquisition related contingent cash consideration	3,608	—
Customer refunds payable	3,019	3,465
ESPP employee contributions	2,827	2,967
Operating lease liabilities, current	410	716
Acquisition related consideration withheld in escrow (2)	—	2,500
Total accrued expenses and other current liabilities	$286,178	$25,954
(1) Refer to “Note 13. Income Taxes” for a discussion on the unrecognized tax benefits related to the BAPA.
(2) Refer to “Note 7. Business Combination”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Accrued commissions	$12,734	$8,512
Payroll taxes payable	9,306	3,013
Restructuring accrual and related charges (1)	188	—
Other accrued team member related payables	13,581	9,251
Total accrued compensation and benefits	$35,809	$20,776
(1) Refer to “Note 11. Restructuring and Other Related Charges”.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Deferred tax liabilities, net	$10,560	$849
Provision towards labor matters (1)	2,197	2,504
Long term taxes payable	771	647
Early exercised options liability	420	1,800
Acquisition related contingent cash consideration (2)	—	3,443
Operating lease liabilities, non-current	—	413
Other non-current liabilities	112	168
Total other non-current liabilities	$14,060	$9,824
(1) Refer to “Note 15. Commitments and Contingencies”.
(2) Refer to “Note 7. Business Combination”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Gain from deconsolidation of Arch, formerly Meltano (1)	$—	$17,798	$—
Impairment loss equity method investment in Arch, formerly Meltano (1)	(8,858)	—	—
Foreign exchange gains (losses), net	(3,157)	4,364	(29,140)
Other income (expense), net	189	(577)	(1,710)
Total other income (expense), net	$(11,826)	$21,585	$(30,850)
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
As of January 31, 2023, the Company held $2.5 million in an escrow as partial security for post-closing indemnification claims made within 18 months of the closing date. The Company fully paid this acquisition-related holdback during the year ended January 31, 2024.
In September 2022, one of the operational milestones was achieved and the Company paid $4.2 million of contingent cash consideration. The remaining contingent cash consideration is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. We reassessed the fair value of outstanding operational milestones and recorded the fair value gain of $1.7 million in general and administrative expenses for the year ended January 31, 2023 and there has been no change for the year ended January 31, 2024.
As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy. As of January 31, 2024 and January 31, 2023, the Company had recorded $3.6 million and $3.4 million of remaining contingent cash consideration which is included in other current liabilities and other long term liabilities on the respective consolidated balance sheets, respectively.
Interest accretion expense on contingent cash consideration was $0.2 million, $0.3 million and zero for the years ended January 31, 2024, 2023 and 2022, respectively.
8. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024 and January 31, 2023	$8,145
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

January 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(4,467)	$1,733	0.8
Developed technology from asset acquisitions (1) (2)	914	(914)	—	0.0
Total	$7,114	$(5,381)	$1,733

January 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(2,401)	$3,799	1.8
Developed technology from asset acquisitions (1)	1,359	(1,257)	102	0.3
Total	$7,559	$(3,658)	$3,901
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
(2) During the year ended January 31, 2024, the Company wrote off $0.4 million of fully amortized intangible assets as the technology had become obsolete.
Amortization expense was $2.2 million, $2.4 million and $0.7 million for the years ended January 31, 2024, 2023 and 2022, respectively.
As of January 31, 2024, future amortization expense related to the intangibles assets is expected to be $1.7 million for the year ended January 31, 2025.
9. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $5.1 million, $3.9 million and $2.8 million for the years ended January 31, 2024, 2023 and 2022, respectively.
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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	January 31, 2024	January 31, 2023
Class A and Class B common stock
Options issued and outstanding	8,503	12,686
Shares available for issuance under Equity Incentive Plans	24,868	21,483
RSUs and PSUs issued and outstanding	10,930	8,336
Shares reserved for issuance to charitable organizations	1,404	1,636
ESPP	5,398	4,303
Total	51,103	48,444
Early Exercised Options (subject to a repurchase right)
Certain stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the holder. As of January 31, 2024 and January 31, 2023, there were 22,278 and 194,304 shares, respectively, of unvested options that had been early exercised and were subject to repurchase for a total liability of $0.4 million and $1.8 million, respectively. The liability associated with early exercised options is included in other non-current liabilities in the consolidated balance sheets.
For accounting purposes, issuance of shares will be recognized only on vesting. However, shares issued for the early exercise of options are included in issued and outstanding shares as they are legally issued and outstanding.
Convertible Preferred Stock
Upon the closing of the IPO, all $79.6 million shares of the Company’s convertible preferred stock outstanding were automatically converted into an equal number of shares of Class B common stock and their carrying value of $424.9 million was reclassified into stockholders’ equity. As of January 31, 2024 and January 31, 2023, there were no shares of convertible preferred stock issued and outstanding.
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
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	January 31, 2024	January 31, 2023
Available at beginning of period	21,483	18,248
Awards authorized	7,557	7,673
RSUs and PSUs granted	(6,258)	(6,651)
RSUs and PSUs canceled and forfeited	1,292	657
Options canceled and forfeited	777	1,496
Options repurchased	17	60
Available at end of period	24,868	21,483
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
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2021	16,043	$6.33	8.39	$166.6
Options granted	7,936	18.68	8.50
Options exercised	(4,789)	5.40	5.07
Options canceled	(81)	6.20	—
Options forfeited	(1,963)	10.47	—
Balances at January 31, 2022	17,146	$11.83	8.24	$894.8
Options granted	—	—	—
Options exercised	(2,964)	8.49	—
Options canceled	(33)	9.46	—
Options forfeited	(1,463)	14.52	—
Balances at January 31, 2023	12,686	$12.30	7.00	$470.8
Options granted	—	—	—
Options exercised	(3,406)	9.53	—
Options canceled	(126)	11.23	—
Options forfeited	(651)	17.24	—
Balances at January 31, 2024	8,503	$13.03	5.85	$499.2
Options vested at January 31, 2024	6,323	$11.42	5.52	$377.4
Options vested and expected to vest at January 31, 2024	8,503	$13.03	5.85	$499.2
No options were granted during the years ended January 31, 2024 and 2023 and the aggregate grant-date fair value of options that vested during the years ended January 31, 2024, 2023 and 2022 was $17.9 million, $31.0 million and $10.8 million, respectively. The weighted-average grant-date fair value per share of options granted was $10.81 for the year ended January 31, 2022. The aggregate intrinsic value of options exercised during the years ended January 31, 2024, 2023 and 2022 was $128.8 million, $123.4 million and $280.5 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise. During the years ended January 31, 2024, 2023 and 2022, the Company recorded $17.6 million, $23.2 million and $22.6 million stock-based compensation expenses related to options, respectively.
As of January 31, 2024, approximately $21.9 million of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.5 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity (in thousands):

	Number of Shares (1)	Weighted- Average grant date fair value
Balances at January 31, 2021	—	$—

Granted	272	82.11
Vested	—	—
Canceled/forfeited	—	—
Balances at January 31, 2022	$0.3	$82.11
Granted	6,286	52.52
Vested	(930)	55.01
Canceled/forfeited	(610)	54.56
Balances at January 31, 2023	5,046	$53.33
Granted	6,258	43.42
Vested	(2,372)	48.47
Canceled/forfeited	(1,203)	50.47
Balances at January 31, 2024	7,729	$47.20
(1) The table above does not include 3 million RSUs granted to the Company’s founder and the Chief Executive Officer (“CEO”) described below.
These RSUs are grants of shares of the Company’s common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the years ended January 31, 2024, 2023 and 2022, the Company recorded $117.6 million, $61.6 million and $0.7 million stock-based compensation expenses related to RSUs, respectively.
As of January 31, 2024, approximately $347.8 million of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.0 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal 2025 and the service condition in the calendar year 2025. The Company recorded $1.3 million and $1.6 million of stock-based compensation expense related to PSUs during the years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, unrecognized stock-based compensation expense related to these PSUs was $2.6 million to be recognized over a period of 1.9 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the years ended January 31, 2024, 2023 and 2022, the Company recorded $1.7 million, $1.7 million and $1.2 million of stock-based compensation expense related to the CEO RSUs, respectively. As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. As of January 31, 2024, unrecognized stock-based compensation expense related to these RSUs was $4.3 million which will be recognized over 4.8 years.
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
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Fiscal Year Ended January 31,
	2024	2023	2022
Risk-free interest rate	4.22% - 5.30%	1.62% - 4.55%	0.07% - 0.17%
Volatility	40.95% - 65.56%	44.95% - 55.19%	38.47% - 41.75%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.57 - 1.07
Dividend yield	—%	—%	—%
The Company recorded $19.0 million, $25.7 million and $5.1 million of stock-based compensation expense related to the ESPP during the years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, approximately $13.5 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenue	$6,400	$5,078	$1,300
Sales and marketing	68,766	48,001	10,550
Research and development	50,804	36,325	8,305
General and administrative	37,079	33,163	9,854
Total stock-based compensation expense (1)	$163,049	$122,567	$30,009
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 12. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was zero, $7.7 million and $7.0 million for the years ended January 31, 2024, 2023 and 2022, respectively.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2023, the Company’s board of directors approved the donation of $10.7 million aggregate principal amount of shares of Class A common stock to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. This donation shall occur in equal quarterly distributions throughout fiscal 2024.
During the year ended January 31, 2024, the Company donated 231,408 shares of Class A common stock at fair value to the Foundation. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $10.7 million was recorded in general and administrative expense in the consolidated statements of operations for the year ended January 31, 2024.
11. Restructuring and Other Related Charges
In February 2023, the Company reduced its total global headcount by approximately 7%.
As a result, the Company recognized total restructuring charges of approximately $9.3 million during the year ended January 31, 2024, which consisted primarily of one-time severance and other termination benefit costs of $8.0 million, as well as accelerated stock-based compensation of $1.3 million.
The Company recognized one-time severance and other termination benefit costs as follows (in thousands):

Fiscal Year Ended January 31,
2024
Cost of revenue	$463
Research and development	2,119
Sales and marketing	3,811
General and administrative	1,634
Total (1)	$8,027
(1) Excludes stock-based compensation of $1.3 million.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2023	$—
Charges (1)	8,027
Cash payments	(7,839)
Balance as of January 31, 2024 (2)	$188
(1) Excludes stock-based compensation of $1.3 million.
(2) Balance is included in accrued compensation and benefits on the consolidated balance sheet as of January 31, 2024.

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
Subsequent to the closing of the financing rounds during fiscal year 2023, the Company retained control over JiHu with its equity stake reduced from 72% to 55%. As of January 31, 2024, the Company still retains control over JiHu with its equity stake at approximately 54%.
In April 2022, the board of directors of JiHu approved an employee stock option plan (“JiHu ESOP”) for its employees. As a result of forfeitures triggered by the departure of certain executives during the year ended January 31, 2024, the Company reversed stock-based compensation previously recorded for such executives. The Company recorded a $1.5 million gain and $7.8 million loss for the years ended January 31, 2024 and 2023, respectively.
As of January 31, 2024, approximately $3.6 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.9 years. The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such award (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
Operating Leases
The Company recognized $0.6 million, $0.6 million and $0.2 million of operating lease expense during the years ended January 31, 2024, 2023 and 2022, respectively. JiHu has non-cancelable operating leases maturing during the year ended January 31, 2025 with total lease payments of $0.4 million and total present value of lease liabilities of $0.4 million. Lease expense for the one short-term lease was immaterial during the years ended January 31, 2024, 2023 and 2022.
The table below presents supplemental information related to operating leases for the years ended January 31, 2024 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	0.56
Weighted-average discount rate	3.7%
Cash paid for amounts included in the measurement of lease liabilities	$694

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022

Revenue	$6,451	$4,743	$1,237
Cost of revenue	2,414	1,731	945
Gross profit	4,037	3,012	292
Operating expenses:
Sales and marketing	7,369	7,670	3,200
Research and development	5,338	6,818	2,299
General and administrative	1,864	10,515	3,589
Total operating expenses	14,571	25,003	9,088
Loss from operations	(10,534)	(21,991)	(8,796)
Interest income	1,078	659	—
Other income, net	858	1,633	67
Net loss before income taxes	(8,598)	(19,699)	(8,729)
Benefit from income taxes	(16)	—	—
Net loss	$(8,614)	$(19,699)	$(8,729)

Net loss attributable to noncontrolling interest	$(3,859)	$(8,385)	$(2,422)

	January 31, 2024	January 31, 2023

Cash and cash equivalents	$43,896	$56,744
Property and equipment, net	489	1,135
Operating lease right-of-use assets	405	998
Other assets	2,835	3,950
Total assets	$47,625	$62,827

Total liabilities	$6,080	$8,871
Equity Method Investment
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), now operating as Arch Data, Inc. (“Arch”), which started as an internal project within the Company in July 2018, into a separate legal entity. The entity was funded by the Company’s contribution of intellectual property with the fair value of approximately $0.4 million and a preferred stock financing from third parties of $4.2 million, representing 12% ownership on a fully diluted basis.
On April 4, 2022, Arch closed its Series Seed-2 round of preferred stock financing and raised $7.2 million. Pursuant to this transaction, the board composition of Arch changed and the Company no longer has the power to appoint the majority of the board of directors of Arch. Consequently, despite having majority voting rights at the stockholder level, the Company no longer has control over Arch.

The loss of control of a majority owned subsidiary resulted in the deconsolidation of net assets of $9.4 million and non-controlling interest of Arch of $11.3 million, recognition of retained interest at fair value of $15.9 million, and a gain of $17.8 million recorded in other income (expense), net in April 2022. The fair value of retained interest was determined using the Option Pricing Model (“OPM”) Backsolve approach based on the most recent funding round of preferred stock. As of the date of the loss of control, the basis difference between the fair value of investment in Arch and the Company’s share in the net assets of Arch was attributed to equity method goodwill. Effective April 4, 2022, the Company accounts for this investment under the equity method.
The Company reviews for impairment whenever factors indicate that the carrying value of the equity method investment may not be recoverable. In Accordance with ASC 820, Fair Value Measurement, the Company calculated that the estimated undiscounted cash flows related to its equity method investment were less than the carrying amount of the equity method investment. As a result, the Company recorded an impairment charge of $8.9 million in other income (expense), net in the consolidated statement of operations during the year ended January 31, 2024 which reduced the investment value to zero as of January 31, 2024.
During the years ended January 31, 2024 and 2023, the Company recorded a loss from equity method investment of $3.8 million and $2.5 million, net of tax on the consolidated statements of operations, respectively.
13. Income Taxes
The components of total loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
US	$14,328	$(4,877)	$19,486
Foreign	(174,480)	(170,453)	(178,557)
Loss before income taxes	$(160,152)	$(175,330)	$(159,071)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal and State	$(1,768)	$1,432	$(863)
Foreign	256,296	822	671
Total current	$254,528	$2,254	$(192)
Deferred:
Federal and State	$(810)	$614	$(1,443)
Foreign	10,339	30	124
Total deferred	$9,529	$644	$(1,319)

Provision for (benefit from) income taxes	$264,057	$2,898	$(1,511)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	Fiscal Year Ended January 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.1)	(0.2)	0.2
Stock-based compensation	2.4	(0.4)	5.0
Non-deductible Executive Compensation	(4.8)	(1.6)	(0.5)
Research tax credit	6.3	2.7	1.0
Foreign rate differential	(1.8)	5.5	6.1
Change in valuation allowance	(83.5)	(29.0)	(30.3)
Foreign derived intangible income deduction	—	0.6	0.3
Unrecognized tax benefits	(104.9)	(0.5)	(1.3)
Other	0.5	0.2	(0.6)
Total	(164.9)%	(1.7)%	0.9%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$85,348	$144,016
Research tax credits	14,031	2,359
Deferred revenue	6,812	5,876
Accruals and other assets	6,237	3,590
Capitalized R&D	70,921	—
Intangibles	110,160	8,278
Interest expense limitation	35,085	—
Stock-based compensation	6,679	5,040
Gross deferred tax assets	335,273	169,159
Valuation allowance	(328,385)	(159,470)
Net deferred tax assets	6,888	9,689
Deferred tax liabilities:
Deferred contract acquisition costs	(7,019)	(6,095)
Acquired intangibles	—	(863)
Equity method investment	—	(2,892)
Fixed assets	(191)	(499)
Unrealized foreign exchange adjustments	(10,024)	—
Other	(23)	(189)
Net deferred tax liabilities	$(10,369)	$(849)
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. As in prior years, the Company maintained that it was not more likely than not that the Company could recognize deferred tax assets in certain jurisdictions. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections. More weight was given to historical results than to expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
The increase of $168.9 million in the valuation allowance for the year ended January 31, 2024 is primarily due to the addition of certain deferred tax assets from the estimated result of the settlement with the Internal Revenue Service and Dutch tax authorities. As of January 31, 2024, the Company recorded $10.4 million of net deferred tax liabilities.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings of the foreign subsidiaries indefinitely. The Company’s share of the undistributed earnings of foreign corporations not included in its consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of January 31, 2024, the amount of unrecognized U.S federal deferred income tax liability for undistributed earnings is immaterial.
As of January 31, 2024, the Company had federal net operating loss carryforwards of approximately $285.6 million, state net operating loss carryforwards of approximately $336.7 million and foreign net operating loss carryforwards of approximately $31.7 million. The federal net operating loss carryforwards do not expire as they were generated after the enactment of the Tax Cuts and Jobs Act, where net operating losses generated after December 31, 2017 do not expire. The U.S. state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2025. The foreign net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2027. In addition, the Company has research tax credit carryforwards of approximately $17.9 million for federal purposes. The U.S. Federal Research & Experimentation (R&E) credit, if not utilized, will begin to expire in 2038. The Company also has research tax credit carryforwards of approximately $3.9 million for U.S. state purposes, which if not utilized, will begin to expire in 2030. Pursuant to the U.S. Internal Revenue Code, the net operating loss and R&E credit could be subject to limitation should the Company experience an owner shift of greater than 50 percent over a 3 year period.
Uncertain Tax Positions
The Company has been in BAPA negotiations between the IRS and the DTA relating to the Company’s transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, the Company for the first time discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2027. The proposed agreements between the Company, the IRS and the DTA are not yet final; in anticipation of the agreements, $254.9 million of net tax expense was recorded in the year ended January 31, 2024. This amount represents the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents the Company’s best estimate of the tax expense associated with the proposed agreements and their related effects.
As of January 31, 2024, the Company’s U.S. federal 2018 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. The Company expects negotiations to continue to the middle of fiscal 2025. The Company believes that it has adequately reserved for the outcome of this audit. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2024, unrecognized tax benefits approximated $396.8 million, of which $207.8 million would affect the effective tax rate if recognized. We have classified approximately $207.3 million of the unrecognized tax benefit as a current tax liability due to the anticipated timing of the settlement with the IRS and DTA and their associated payments, which are expected to be made within the next 12 months. As of January 31, 2023, unrecognized tax benefits approximated $7.5 million, of which $0.5 million would affect the effective tax rate if recognized.
The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	January 31,
	2024	2023
Beginning balance	$7,460	$5,557
Gross increases due to tax positions taken in prior periods	324,364	685
Gross increases due to tax position taken in current period	65,001	1,369
Gross decreases due to lapses in applicable statutes of limitations	(1)	(151)
Ending balance	$396,824	$7,460
The Company believes that it is reasonably possible that $389.0 million of the unrecognized tax benefit will be realized in the coming year due to the settlement of the BAPA. It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2024, 2023 and 2022, the Company recognized interest and penalties of $52.1 million, $0.2 million and $0.1 million, respectively.
14. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss attributable to GitLab	$(424,174)	$(172,311)	$(155,138)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	154,283	148,407	79,755

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(2.75)	$(1.16)	$(1.95)
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

	As of

	January 31, 2024	January 31, 2023	January 31, 2022
Shares subject to outstanding common stock options	8,503	12,686	17,146
Unvested restricted stock in connection with business combination	3	8	16
Unvested early exercised stock options	22	194	714
Unvested RSUs and PSUs	10,930	8,336	3,264
Shares subject to the ESPP	63	81	256
Total	19,521	21,305	21,396
15. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2024 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
Purchase commitments (1)	$152,849	$76,032	$76,300	$277	$240
(1) The table above includes $85 million of remaining non-cancelable contractual commitments as of January 31, 2024 related to one of the Company’s hosting infrastructure vendors, under which the Company committed to spend an aggregate of at least $171 million between October 2020 and September 2025.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of January 31, 2024 and January 31, 2023, the estimated liability relating to these matters was $2.2 million and $2.5 million recorded in other non-current liabilities on the consolidated balance sheets, respectively.
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
16. Subsequent Event
On March 20, 2024, the Company acquired all of the outstanding equity, vested employee stock options and other rights to acquire share capital of Oxeye Security Limited (“Oxeye”) in exchange for approximately $26.0 million in cash, subject to a one-time payment to the Israel Innovation Authority and certain customary purchase price adjustments, inclusive of amounts escrowed as partial security for Oxeye indemnification obligations and certain contingent consideration withheld at closing from certain Oxeye stockholders who became Company team members following the transaction. As part of the transaction, the Company will also offer RSUs as a substitution for unvested employee stock options held by the continuing employees of Oxeye.
Oxeye has developed application security testing solutions and the Company believes this acquisition will allow the Company to strengthen its product offerings. Oxeye has negligible revenues as of the date of acquisition. The Company is currently in the process of finalizing the accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of fiscal 2025.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer (“CEO”) and Chief Financial Officer (”CFO”) (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2024. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of January 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2024 due to the material weakness in internal control over financial reporting, described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2024, management determined that a material weakness exists due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company. As a result, the following material weakness exists:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems used in the financial reporting processes related to revenue. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in the financial reporting processes related to revenue.
The aforementioned material weakness did not result in a material misstatement to our annual or interim financial statements, however the deficiency could result in misstatements potentially impacting the financial reporting processes related to revenue and related disclosures that would not be prevented or detected. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of January 31, 2024.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 of this Annual Report on Form 10-K.

Remediation Plan for Un-Remediated Material Weakness
During the year ended January 31, 2024, we commenced implementing the following steps intended to remediate our material weakness:
•Strengthening IT governance and designing IT general controls related to certain revenue systems, including program change management, restricting user access to our internal systems used for financial reporting and enhancing the retention of contemporaneous documentation of reviews over IT general controls, and
•Developing and deploying training programs regarding the operation and importance of internal controls.
We believe the actions described above, once fully implemented and tested, will be sufficient to remediate the identified material weakness and strengthen our internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed, in connection with the audit of our consolidated financial statements as of and for the fiscal year ended January 31, 2023, we identified the following material weaknesses in our internal control over financial reporting:
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of controls over manual journal entries,
•We did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over stock-based compensation at a sufficient level of precision and such controls relied on reports and information adversely impacted by IT general control deficiencies, and
•We did not design and maintain effective and timely review procedures over the accounting for and disclosure of non-routine transactions.
During the fiscal year ended January 31, 2024, management, under the oversight of the board of directors, implemented measures designed to remediate the January 31, 2023 material weaknesses described above. The remediation actions included:
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
We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our consolidated financial statements and have concluded that these material weaknesses have been remediated as of January 31, 2024.
Additionally, during the fiscal year ended January 31, 2023, we identified and disclosed the following material weakness in our internal control over financial reporting:
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in financial reporting processes.
During the fiscal year ended January 31, 2024, management, under the oversight of the board of directors, implemented additional measures designed to remediate the January 31, 2023 material weakness described above, including strengthening IT governance and designing IT general controls generally, and enhancing the retention of contemporaneous documentation of reviews over IT general controls. Through the implementation of these additional IT controls, the pervasive IT general controls weakness described above has been narrowed to the general controls for information systems used in the financial reporting processes related to revenue.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Sytse Sijbrandij 10b5-1 Plan
On December 26, 2023, Sytse Sijbrandij, Co-Founder, Chair of the board of directors, and Chief Executive Officer, entered into, through Mr. Sibrandij’s revocable trust, a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Sijbrandij Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock (resulting from the conversion of the Company’s Class B common stock). The Sijbrandij Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sijbrandij Rule 10b5-1 Plan provides for the potential sale of approximately 1,008,000 shares, which reflects the aggregate number of shares of the Company’s Class A common stock resulting from the conversion of the Company’s Class B common stock, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Sijbrandij Rule 10b5-1 Plan, between April 15, 2024 and March 19, 2025.
The Sijbrandij Rule 10b5-1 Plan includes a representation from Mr. Sijbrandij to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Sijbrandij Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Sijbrandij Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Sijbrandij Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Sijbrandij was unaware, or with respect to any material nonpublic information acquired by Mr. Sijbrandij or the Company after the date of the representation.
Brian Robins 10b5-1 Plan
On December 27, 2023, Brian Robins, the Company’s Chief Financial Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Robins Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options. The Robins Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The aggregate number of shares of Class A common stock that will be available for sale under the Robins Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the exercise and settlement of option awards. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 240,000 shares, which reflects shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Robins Rule 10b5-1 Plan between March 27, 2024 and February 28, 2025.
The Robins Rule 10b5-1 Plan includes a representation from Mr. Robins to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Robins Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Robins Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Robins Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Robins was unaware, or with respect to any material nonpublic information acquired by Mr. Robins or the Company after the date of the representation.
Once executed, transactions under each of the Sijbrandij Rule 10b5-1 Plan and the Robins Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Sijbrandij, Mr. Robins or other officers or directors of the Company.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended January 31, 2024 in connection with our 2024 annual meeting of shareholders, or the Proxy Statement, and is incorporated herein by reference.
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
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the deferred tax valuation allowance for the fiscal years ended January 31, 2024, 2023, and 2022:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2024
Deferred tax valuation allowance	$159,470	$168,915	$—	$328,385
Year ended January 31, 2023
Deferred tax valuation allowance	$115,839	$43,631	$—	$159,470
Year ended January 31, 2022
Deferred tax valuation allowance	$74,870	$40,969	$—	$115,839
(3) Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2021 of GitLab Inc.	10-Q	001-40895	3.2	12/7/2021
3.2	Amended and Restated Bylaws of GitLab Inc.	8-K	001-40895	3.1	12/15/2022
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/2021
4.2	Form of Class B Common Stock Warrant	S-1/A	333-259602	4.3	10/4/2021
4.3	Description of Registrant’s Securities	10-K	001-40895	4.4	4/8/2022
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of directors and executive officers	S-1	333-259602	10.1	9/17/2021
10.2†	GitLab Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-259602	10.2	9/17/2021
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements					X

10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	10-Q	001-40895	10.4	6/7/2022
10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers	S-1/A	333-259602	10.5	10/4/2021
10.6†‡	Form of Global Performance Stock Unit Award Agreement	10-Q	001-40895	10.6	9/7/2022
10.7†	Service Continuation Agreement between the Registrant and Michael McBride	10-Q	001-40895	10.7	9/6/2023
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	GitLab Inc. Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

GITLAB INC.
Date: March 25, 2024
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: March 25, 2024
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: March 25, 2024
	By:	/s/ Erin Mannix
Name: Erin Mannix
Title: Chief Accounting Officer
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

Name	Title	Date
/s/ Sytse Sijbrandij	Director and Chief Executive Officer	March 25, 2024
Sytse Sijbrandij	(principal executive officer)

/s/ Brian Robins	Chief Financial Officer	March 25, 2024
Brian Robins	(principal financial officer)

/s/ Erin Mannix	Chief Accounting Officer	March 25, 2024
Erin Mannix	(chief accounting officer)

/s/ Sundeep Bedi	Director	March 25, 2024
Sundeep Bedi

/s/ Karen Blasing	Director	March 25, 2024
Karen Blasing

/s/ Sue Bostrom	Director	March 25, 2024
Sue Bostrom

/s/ Matthew Jacobson	Director	March 25, 2024
Matthew Jacobson

/s/ Mark Porter	Director	March 25, 2024
Mark Porter

/s/ Merline Saintil	Director	March 25, 2024
Merline Saintil

/s/ Godfrey Sullivan	Director	March 25, 2024
Godfrey Sullivan