Form 10-Q
period 2024-04-30
Gitlab Inc.
filed 2024-06-04
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 16, 2024, the number of shares of the registrant’s Class A common stock outstanding was 132.7 million and the number of shares of the registrant’s Class B common stock outstanding was 26.2 million.
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
•The market for our services is relatively new and unproven and may not grow, which would adversely affect our future results and the trading price of our Class A common stock.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2024(1)	January 31, 2024(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$420,322	$287,996
Short-term investments	641,173	748,289
Accounts receivable, net of allowance for doubtful accounts of $582 and $673 as of April 30, 2024 and January 31, 2024, respectively	135,195	166,731
Deferred contract acquisition costs, current	31,034	32,300
Prepaid expenses and other current assets	35,319	45,601
Total current assets	1,263,043	1,280,917
Property and equipment, net	2,820	2,954
Operating lease right-of-use assets	543	405
Goodwill	16,070	8,145
Intangible assets, net	16,637	1,733
Deferred contract acquisition costs, non-current	17,738	19,317
Other non-current assets	4,776	4,390
TOTAL ASSETS	$1,321,627	$1,317,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,230	$1,738
Accrued expenses and other current liabilities	306,734	286,178
Accrued compensation and benefits	22,743	35,809
Deferred revenue, current	341,830	338,348
Total current liabilities	674,537	662,073
Deferred revenue, non-current	15,267	23,794
Other non-current liabilities	17,465	14,060
TOTAL LIABILITIES	707,269	699,927
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of April 30, 2024 and January 31, 2024; no shares issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of April 30, 2024 and January 31, 2024; 132,670 and 114,670 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of April 30, 2024 and January 31, 2024; 26,212 and 42,887 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	1,768,947	1,718,661
Accumulated deficit	(1,204,466)	(1,149,822)
Accumulated other comprehensive income	3,360	2,335
Total GitLab stockholders’ equity	567,841	571,174
Noncontrolling interests	46,517	46,760
TOTAL STOCKHOLDERS’ EQUITY	614,358	617,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,321,627	$1,317,861
___________
(1) As of April 30, 2024 and January 31, 2024, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $46.7 million and $47.6 million, respectively, and liabilities of $6.1 million and $6.1 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription—self-managed and SaaS	$151,179	$111,191
License—self-managed and other	18,008	15,687
Total revenue	169,187	126,878
Cost of revenue:
Subscription—self-managed and SaaS	13,839	10,891
License—self-managed and other	4,937	3,048
Total cost of revenue	18,776	13,939
Gross profit	150,411	112,939
Operating expenses:
Sales and marketing	92,424	86,537
Research and development	54,140	50,387
General and administrative	57,487	34,248
Total operating expenses	204,051	171,172
Loss from operations	(53,640)	(58,233)
Interest income	12,030	7,315
Other income (expense), net	(567)	253
Loss before income taxes and loss from equity method investment	(42,177)	(50,665)
Loss from equity method investment, net of tax	—	(748)
Provision for income taxes	12,710	1,486
Net loss	$(54,887)	$(52,899)
Net loss attributable to noncontrolling interest	(243)	(430)
Net loss attributable to GitLab	$(54,644)	$(52,469)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	158,157	151,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023

Net loss	$(54,887)	$(52,899)
Foreign currency translation adjustments	2,632	(857)
Net change in unrealized gains (losses) on available-for-sale securities	(1,721)	1,497
Comprehensive loss including noncontrolling interest	$(53,976)	$(52,259)
Net loss attributable to noncontrolling interest	(243)	(430)
Foreign currency translation adjustments attributable to noncontrolling interest	(114)	(1,068)
Comprehensive loss attributable to noncontrolling interest	(357)	(1,498)
Comprehensive loss attributable to GitLab	$(53,619)	$(50,761)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,149,822)	$2,335	$46,760	$617,934
Conversion of Class B common stock to Class A common stock	17,236	—	(17,236)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	561	—	5,093	—	—	—	5,093
Issuance of common stock related to RSUs vested	711	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	—	—	42,548	—	—	(296)	42,252
Change in noncontrolling interest ownership	—	—	—	—	(410)	—	—	410	—
Other comprehensive income (loss)	—	—	—	—	—	—	1,025	(114)	911
Net loss	—	—	—	—	—	(54,644)	—	(243)	(54,887)
Balances at April 30, 2024	132,670	$—	26,212	$—	$1,768,947	$(1,204,466)	$3,360	$46,517	$614,358

	Three Months Ended April 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	1,145	—	(1,145)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,120	—	7,613	—	—	—	7,613
Repurchases, net of early exercised stock options	—	—	(11)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	359	—	—	—	—	—	—	—	—
Charitable donation of common stock	81	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—	—	—	517	—	—	—	517
Stock-based compensation expense	—	—	—	—	34,804	—	—	(2,474)	32,330
Change in noncontrolling interest ownership	—	—	—	—	(379)	—	—	379	—
Other comprehensive income (loss)	—	—	—	—	—	—	1,708	(1,068)	640
Net loss	—	—	—	—	—	(52,469)	—	(430)	(52,899)
Balances at April 30, 2023	96,240	$—	56,453	$—	$1,542,603	$(778,117)	$1,003	$50,112	$815,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(54,887)	$(52,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	42,252	32,330
Charitable donation of common stock	2,957	2,675
Amortization of intangible assets	1,087	579
Depreciation expense	937	1,092
Amortization of deferred contract acquisition costs	11,109	10,549
Loss from equity method investment	—	947
Net amortization of premiums or discounts on short-term investments	(4,900)	(3,596)
Unrealized foreign exchange loss (gain), net	545	(262)
Other non-cash expense (income), net	412	(59)
Changes in assets and liabilities:
Accounts receivable	31,072	4,840
Prepaid expenses and other current assets	10,354	(2,087)
Deferred contract acquisition costs	(8,540)	(8,497)
Other non-current assets	(419)	(302)
Accounts payable	1,336	(2,158)
Accrued expenses and other current liabilities	19,617	2,789
Accrued compensation and benefits	(13,152)	(5,121)
Deferred revenue	(4,448)	8,383
Other non-current liabilities	2,806	(164)
Net cash provided by (used in) operating activities	38,138	(10,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(144,392)	(58,864)
Proceeds from maturities of short-term investments	254,687	83,500
Purchases of property and equipment	(700)	(256)
Payments for business combination, net of cash acquired	(20,210)	—
Net cash provided by investing activities	89,385	24,380
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	5,093	7,513
Net cash provided by financing activities	5,093	7,513
Impact of foreign exchange on cash and cash equivalents	(290)	(401)
Net increase in cash and cash equivalents	132,326	20,531
Cash, cash equivalents, and restricted cash at beginning of period	287,996	297,902
Cash, cash equivalents, and restricted cash at end of period	$420,322	$318,433
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,011	$1,066
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$98	$517
Right-of-use assets obtained in exchange for new operating lease liabilities	$284	$—

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$420,322	$315,933
Restricted cash, included in prepaid expenses and other current assets	—	2,500
Total cash, cash equivalents and restricted cash	$420,322	$318,433
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
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal year 2025 and 2024 refer to the fiscal year ending January 31, 2025 and the fiscal year ended January 31, 2024, respectively.
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
Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2024		2023
Subscription—self-managed and SaaS	$151,179	89%	$111,191	88%
Subscription—self-managed	103,673	61	79,587	63
SaaS	47,506	28	31,604	25
License—self-managed and other	$18,008	11%	$15,687	12%
License—self-managed	14,837	9	13,355	10
Professional services and other	3,171	2	2,332	2
Total revenue	$169,187	100%	$126,878	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended April 30,
	2024	2023
United States	$137,526	$102,962
Europe	27,652	20,957
Asia Pacific	4,009	2,959
Total revenue	$169,187	$126,878
During the three months ended April 30, 2024 and 2023, the United States accounted for 81% of total revenue. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single operating segment.
Deferred Revenue
During the three months ended April 30, 2024 and 2023, $125.3 million and $90.6 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.
Remaining Performance Obligations
As of April 30, 2024 and January 31, 2024, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $681.2 million and $673.8 million, respectively. As of April 30, 2024, the Company expects to recognize approximately 64% of the transaction price as product or services revenue over the next 12 months and 87% over the next 24 months.
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
The Company uses various distribution channels. As of April 30, 2024, two of these channel partners represented 10% and 14% of the accounts receivable balance, respectively, while as of January 31, 2024, two of these channel partners represented 12% and 13% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of April 30, 2024 and January 31, 2024.
There were no individual customers whose revenue represented more than 10% of total revenue during the three months ended April 30, 2024 and 2023.
4. Cash, Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$259,744	$—	$—	$259,744
Level 2:
Cash equivalents (1)
U.S. Treasury securities	57,887	—	(3)	57,884
Commercial paper	12,916	—	(3)	12,913
Total cash equivalents	330,547	—	(6)	330,541
Short-term investments
Commercial paper	27,592	2	(17)	27,577
Corporate debt securities	212,399	30	(692)	211,737
U.S. Agency securities	48,848	—	(153)	48,695
U.S. Treasury securities	353,904	—	(740)	353,164
Total short-term investments	642,743	32	(1,602)	641,173
Level 2 total	713,546	32	(1,608)	711,970
Total cash equivalents and short-term investments	$973,290	$32	$(1,608)	$971,714
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of April 30, 2024, in addition to cash of $89.8 million.

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$187,175	$—	$—	$187,175
Level 2:
Cash equivalents (1)
U.S. Treasury securities	15,909	—	(2)	15,907
Commercial paper	3,962	—	(1)	3,961
Total cash equivalents	207,046	—	(3)	207,043
Short-term investments
Commercial paper	23,229	14	(1)	23,242
Corporate debt securities	231,219	740	(250)	231,709
U.S. Agency securities	56,324	29	(136)	56,217
U.S. Treasury securities	437,369	141	(389)	437,121
Total short-term investments	748,141	924	(776)	748,289
Level 2 total	768,012	924	(779)	768,157
Total cash equivalents and short-term investments	$955,187	$924	$(779)	$955,332
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of January 31, 2024, in addition to cash of $81.0 million.
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
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three months ended April 30, 2024 and 2023, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three months ended April 30, 2024 and 2023, the Company recorded $12.0 million and $7.3 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $4.9 million and $3.6 million of net amortization of premiums or discounts on short-term investments during the three months ended April 30, 2024 and 2023, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 30, 2024
U.S. Agency securities	$36,247	$(113)	$9,448	$(40)	$45,695	$(153)
Commercial paper	37,421	(20)	—	—	37,421	(20)
Corporate debt securities	168,986	(675)	13,195	(17)	182,181	(692)
U.S. Treasury securities	392,924	(704)	18,124	(39)	411,048	(743)
Total cash equivalents and short-term investments	$635,578	$(1,512)	$40,767	$(96)	$676,345	$(1,608)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2024
U.S. Agency securities	$35,979	$(53)	$11,386	$(83)	$47,365	$(136)
Commercial paper	15,462	(2)	—	—	15,462	(2)
Corporate debt securities	85,998	(192)	15,485	(58)	101,483	(250)
U.S. Treasury securities	139,567	(192)	41,193	(199)	180,760	(391)
Total cash equivalents and short-term investments	$277,006	$(439)	$68,064	$(340)	$345,070	$(779)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	April 30, 2024		January 31, 2024
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$500,465	$499,318	$619,286	$618,765
Due between 1 year to 2 years	142,278	141,855	128,855	129,524
Total	$642,743	$641,173	$748,141	$748,289
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
Liabilities are measured at fair value on a recurring basis. The Company has contingent cash consideration from business acquisitions which is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy.
The Company reassessed the fair value of outstanding operational milestones and there was no change during the three months ended April 30, 2024 and 2023. The Company had $3.7 million and $3.6 million of Level 3 contingent consideration as of April 30, 2024 and January 31, 2024, respectively. Interest accretion expense on contingent cash consideration was immaterial for the three months ended April 30, 2024 and 2023.

5. Supplemental Financial Statement Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Income tax liability related to BAPA (1)	$265,254	$258,675
Accrued expenses	21,015	11,499
ESPP employee contributions	6,912	2,827
Acquisition related liabilities (2)	3,766	3,608
Income taxes payable	3,380	2,212
Customer refunds payable	3,335	3,019
Indirect taxes payable	2,701	3,928
Operating lease liabilities, current	371	410
Total accrued expenses and other current liabilities	$306,734	$286,178
(1) Refer to “Note 12. Income Taxes” for a discussion on the unrecognized tax benefits related to the BAPA.
(2) $0.1 million relates to Oxeye acquisition founder holdback (see Note 6. Business Combination) and $3.7 million relates to Opstrace acquisition.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2024	2023
Foreign exchange gains (losses), net	$(637)	$274
Other income (expense), net	70	(21)
Total other income (expense), net	$(567)	$253
6. Business Combination
On March 20, 2024 (the “Acquisition Date”), the Company completed the acquisition of Oxeye Security Limited (“Oxeye”), a cloud-native application security and risk management solution company based in Israel. The Company believes this acquisition will allow the Company to strengthen its product offerings.
The transaction was accounted for as a business combination. The Acquisition Date fair value of the consideration transferred consisted of the following (in thousands):

Closing cash consideration	$16,737
Cash held in escrow	3,593
Total consideration	$20,330
Total consideration includes $3.6 million deposited in an escrow account as partial security for post-closing indemnification claims made within 15 months of the Acquisition Date. As the Company is not the legal owner of the escrow account, it is not recorded on the condensed consolidated balance sheet as of April 30, 2024.
As part of the acquisition, there was also a holdback in the amount of $3.2 million (the “holdback”). The holdback will be paid to the two co-founders (the “founder holdback”) in three equal tranches of 33.3%. The first such payment will be paid if certain milestones are achieved on or before the first anniversary of the closing date, provided such founder is employed by the Company on the first anniversary. The second and third tranches will be paid provided such founder is employed by the Company on the second and third anniversaries of the closing dates, respectively. As the founder holdback arrangement represents compensation for post-combination services, the Company has excluded the entire $3.2 million from the purchase price to be allocated, and will recognize the amount as expense over the period of services rendered after factoring in the likelihood of achieving the milestones. During the three months ended April 30, 2024, $0.1 million of the founder holdback was expensed by the Company in general and administrative expenses in its condensed consolidated statement of operations.
Acquisition related transaction costs were $1.3 million for the three months ended April 30, 2024 and were expensed by the Company in general and administrative expenses in its condensed consolidated statement of operations.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $20.3 million was allocated using information available to the Company at the time of acquisition. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, tax-related items and revisions of preliminary estimates. During the three months ended April 30, 2024, there were no measurement period adjustments identified and recorded.
The following table reflects the fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$120
Developed technology	16,276
Goodwill	8,055
Prepaid expenses and other current assets	121
Accrued expenses and payroll	(3,582)
Deferred tax liability	(660)
Net assets acquired	$20,330
As of March 20, 2024, developed technology of the acquired business had an estimated useful life of three years. The fair value of the developed technology intangible asset was estimated using the replacement cost method, which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity costs. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. The goodwill is not deductible for Israeli income tax purposes.
Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The revenue and net income (loss) earned by the business acquired following the acquisition are not material to the Company’s condensed consolidated results of operations; and accordingly, pro forma financial statements have not been presented.

7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$8,145
Acquisition of Oxeye	8,055
Foreign currency translation adjustments	(130)
Balance as of April 30, 2024	$16,070
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

April 30, 2024 (1)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$22,192	$(5,555)	$16,637	2.5
Developed technology from asset acquisitions	906	(906)	—	0.0
Total	$23,098	$(6,461)	$16,637

January 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(4,467)	$1,733	0.8
Developed technology from asset acquisitions (1)	914	(914)	—	0.0
Total	$7,114	$(5,381)	$1,733
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $1.1 million and $0.6 million for the three months ended April 30, 2024 and 2023, respectively.

As of April 30, 2024, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2025	$5,221
2026	5,330
2027	5,330
2028	756
Total future amortization	$16,637
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.8 million and $1.7 million for the three months ended April 30, 2024 and 2023, respectively.
9. Equity
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	April 30, 2024	January 31, 2024
Class A and Class B common stock
Options issued and outstanding	7,880	8,503
Shares available for issuance under Equity Incentive Plans	30,067	24,868
RSUs and PSUs issued and outstanding	12,960	10,930
Shares reserved for issuance to charitable organizations	1,351	1,404
ESPP	6,974	5,398
Total	59,232	51,103
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan (together the “Plans”). Effective February 1, 2024, the number of shares available under the 2021 Plan was automatically increased by 7,877,919 shares pursuant to the terms of the 2021 Plan.

The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	April 30, 2024	January 31, 2024
Available at beginning of period	24,868	21,483
Awards authorized	7,878	7,557
RSUs and PSUs granted	(3,159)	(6,258)
RSUs and PSUs canceled and forfeited	418	1,292
Options canceled and forfeited	62	777
Options repurchased	—	17
Available at end of period	30,067	24,868
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2024	8,503	$13.03	5.85	$499.2
Options granted	—	—	—
Options exercised	(561)	9.08	—
Options canceled	(6)	10.11	—
Options forfeited	(56)	18.79	—
Balances at April 30, 2024	7,880	$13.27	5.63	$312.6
Options vested at April 30, 2024	6,213	$11.98	5.37	$251.6
Options vested and expected to vest at April 30, 2024	7,880	$13.27	5.63	$312.6
During the three months ended April 30, 2024 and 2023, the Company recorded $3.5 million and $4.8 million stock-based compensation expenses related to options, respectively.
As of April 30, 2024, approximately $17.6 million of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.4 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.

The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands) (1)	Weighted- Average grant date fair value
Balances at January 31, 2024	7,701	$47.20
Granted	3,159	56.18
Vested	(711)	47.77
Canceled/forfeited	(418)	50.02
Balances at April 30, 2024	9,731	$49.93
(1) The table above does not include 3 million RSUs granted to the Company’s founder and the Chief Executive Officer (“CEO”) described below.
These RSUs are grants of shares of the Company’s common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three months ended April 30, 2024 and 2023, the Company recorded $35.5 million and $23.2 million stock-based compensation expenses related to RSUs, respectively.
As of April 30, 2024, approximately $468.5 million of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 3.1 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal year 2025 and the service condition in calendar year 2025. The Company recorded $0.6 million and $0.4 million of stock-based compensation expense related to PSUs during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, unrecognized stock-based compensation expense related to these PSUs was $2.3 million to be recognized over a period of 1.6 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the three months ended April 30, 2024 and 2023, the Company recorded $0.4 million of stock-based compensation expense related to the CEO RSUs.
As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. As of April 30, 2024, unrecognized stock-based compensation expense related to these RSUs was $3.9 million which will be recognized over 4.6 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members. Effective as of February 1, 2024, the number of shares available under the ESPP was automatically increased by 1,575,583 shares pursuant to the terms of the 2021 ESPP.

The Company recorded $2.6 million and $4.5 million of stock-based compensation expense related to the ESPP during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, approximately $10.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue	$1,855	$1,414
Sales and marketing	17,397	13,764
Research and development	12,336	11,702
General and administrative	10,664	5,450
Total stock-based compensation expense (1)	$42,252	$32,330
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero and $2.8 million for the three months ended April 30, 2024 and 2023, respectively.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2024 and 2023, the Company’s board of directors approved the donation of $11.8 million and $10.7 million aggregate principal amount of shares of Class A common stock to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation, respectively. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. These donations shall occur in four equal quarterly distributions.
During the three months ended April 30, 2024 and 2023, the Company donated 53,226 shares and 80,742 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $3.0 million and $2.7 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2024 and 2023, respectively.
10. Restructuring and Other Related Charges
In February 2024, the Company restructured certain departments to better align functions and recognized total restructuring charges of approximately $1.0 million during the three months ended April 30, 2024.
In February 2023, the Company reduced its total global headcount by approximately 7%. As a result, the Company recognized total restructuring charges of approximately $9.0 million during the three months ended April 30, 2023, which consisted primarily of one-time severance and other termination benefit costs of $7.7 million, as well as accelerated stock-based compensation of $1.3 million.
The Company recognized severance and other termination benefit costs as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue	$—	$417
Research and development	—	2,059
Sales and marketing	730	3,559
General and administrative	276	1,618
Total (1)	$1,006	$7,653
(1) Excludes stock-based compensation of zero and $1.3 million for the three months ended April 30, 2024 and 2023, respectively.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2024	$188
Charges	1,006
Cash payments	(1,176)
Balance as of April 30, 2024 (1)	$18
(1) Balance is included in accrued compensation and benefits on the condensed consolidated balance sheet as of April 30, 2024.
11. Joint Venture and Equity Method Investment
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of April 30, 2024, the Company retains control over JiHu with its equity stake at approximately 54%.
JiHu maintains an employee stock option plan (“JiHu ESOP”) for its employees. As a result of forfeitures triggered by the departure of key executives during the three months ended April 30, 2024 and 2023, the Company reversed stock-based compensation previously recorded which resulted in a $0.3 million gain and $2.5 million gain, respectively. As of April 30, 2024, approximately $1.2 million of total unrecognized compensation cost was related to the JiHu ESOP that is expected to be recognized over 3.6 years.
Operating Leases
JiHu entered into a new lease in March 2024 and has various non-cancelable long-term operating leases maturing by June 30, 2026 with total lease payments of $0.5 million and a total present value of lease liabilities of $0.5 million. In addition, there is one short-term lease for which the associated lease expense was immaterial during the three months ended April 30, 2024 and 2023.
The Company recognized $0.2 million of operating lease expense during the three months ended April 30, 2024 and 2023.

The table below presents supplemental information related to operating leases for the three months ended April 30, 2024 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	0.88
Weighted-average discount rate	3.6%
Right-of-use assets obtained in exchange for new operating lease liabilities	$284
Cash paid for amounts included in the measurement of lease liabilities	$195
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023

Revenue	$1,646	$1,464
Cost of revenue	484	491
Gross profit	1,162	973
Operating expenses:
Sales and marketing	1,635	2,084
Research and development	(211)	1,956
General and administrative	838	(1,444)
Total operating expenses	2,262	2,596
Loss from operations	(1,100)	(1,623)
Interest income	227	315
Other income, net	347	269
Net loss before income taxes	(526)	(1,039)
Net loss	$(526)	$(1,039)

Net loss attributable to noncontrolling interest	$(243)	$(430)

	April 30, 2024	January 31, 2024

Cash and cash equivalents	$41,901	$43,896
Property and equipment, net	357	489
Operating lease right-of-use assets	543	405
Other assets	3,884	2,835
Total assets	$46,685	$47,625

Total liabilities	$6,071	$6,080
Equity Method Investment
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), now operating as Arch Data, Inc. (“Arch”), which started as an internal project within the Company in July 2018, into a separate legal entity.

The Company recorded an impairment charge of $8.9 million in other income (expense), net in the condensed consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024.
During the three months ended April 30, 2024 and 2023, the Company recorded a loss from equity method investment of zero and $0.7 million, net of tax on the condensed consolidated statements of operations, respectively.
12. Income Taxes
For the three months ended April 30, 2024, the Company recorded income tax expense of $12.7 million on pretax loss of $42.2 million. The income tax expense for the three months ended April 30, 2024 was primarily related to an increase in tax expense for unrecognized tax benefits and the Company's foreign and domestic operations.
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
As of April 30, 2024, unrecognized tax benefits were $398.3 million, of which $210.3 million would affect the effective tax rate if recognized. The Company has classified approximately $209.7 million of unrecognized tax benefit as current tax liability due to anticipated timing of the settlement of the bilateral advance pricing agreement (“BAPA”) with the U.S. Internal Revenue Service (“IRS”) and Dutch Tax Authority (“DTA”) and their associated payments, which are expected to be made within the next 12 months. The Company is unable to reasonably estimate the timing of remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. Accrued interest and penalties were $56.7 million as of April 30, 2024 and $52.1 million as of January 2024, respectively.
The Company has been in BAPA negotiations between the IRS and the DTA relating to the Company’s transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, the Company for the first time discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2027. The proposed agreements between the Company, the IRS and the DTA are not yet final; in anticipation of the agreements, $254.9 million of net tax liability was recorded in the year ended January 31, 2024, and an additional $8.7 million of net tax liability was recorded for the three months ended April 30, 2024. These amounts represent the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents the Company’s best estimate of the tax liability associated with the proposed agreements and their related effects.
As of April 30, 2024, the Company’s U.S. federal 2018 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. The Company expects negotiations to continue to the middle of fiscal year 2025. The Company believes that it has adequately reserved for the outcome of this audit. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss attributable to GitLab	$(54,644)	$(52,469)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	158,157	151,692

Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.35)
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

	As of

	April 30, 2024	January 31, 2024
Shares subject to outstanding common stock options	7,880	8,503
Unvested restricted stock in connection with business combination	2	3
Unvested early exercised stock options	17	22
Unvested RSUs and PSUs	12,960	10,930
Shares subject to the ESPP	155	63
Total	21,014	19,521

14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $136.8 million as of April 30, 2024, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of April 30, 2024 and January 31, 2024, the estimated liability relating to these matters was $2.1 million and $2.2 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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

15. Subsequent Event
On May 23, 2024, the Company completed its acquisition of certain assets, primarily software intellectual property, of Rezilion Inc. and its subsidiary, Rezilion Ltd. (collectively, “Rezilion”) for approximately $7.3 million in cash, subject primarily to a one-time payment to the Israel Innovation Authority and settlement of a bank borrowing, and the assumption of select liabilities. Select employees of Rezilion have also joined the Company.
Rezilion has developed software security solutions and this transaction will allow the Company to strengthen its product offerings.

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
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 30 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer.
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
We make our plans available through our self-managed and software-as-a-service, or SaaS, offering. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference.
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform every month and, as of April 30, 2024, had done so for the last 151 months. We intend to continue releasing new software at a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 8,976 as of April 30, 2024 from 7,406 as of April 30, 2023, an increase of 21%, our $100,000

ARR customers increased to 1,025 as of April 30, 2024 from 760 as of April 30, 2023, an increase of 35%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of April 30, 2024 and 2023, our Dollar-Based Net Retention Rate was 129% and above 130%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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
Partnerships, Alliances, Channels, and Integrations
We believe that our further growth depends in part on our ability to build and maintain successful partnerships, alliances, channels and integrations. We are continuously investing in developing a strong ecosystem and partner network, comprised of cloud and technology partners, resellers, and system integrators, as a way to expand our go-to-market strategy. We plan to continue investing in and developing these relationships to broaden our distribution footprint and drive greater awareness of our brand and The DevSecOps Platform. We believe that these partnerships will extend our sales reach and provide product and technology integrations that will accelerate implementation of The DevSecOps Platform in the United States and internationally. While expending resources in developing these partnerships and alliances may adversely impact our short-term profitability, we believe these investments will lead to longer term growth for the business as a whole.
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

	As of April 30,
	2024	2023
Dollar-Based Net Retention Rate	129%	>130%
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

	As of April 30,
	2024	2023
$100,000 ARR customers	1,025	760

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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our executives, finance, legal, and human resources teams. General and administrative expenses also include external legal, accounting, and director and officer insurance, as well as other consulting and professional services fees, software and subscription services, in-person company-wide event expenses, and any contract termination fees.
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

Other income (expense), net consists primarily of the foreign currency transaction gains and losses.
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
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription—self-managed and SaaS	$151,179	$111,191
License—self-managed and other	18,008	15,687
Total revenue	169,187	126,878
Cost of revenue:(1)
Subscription—self-managed and SaaS	13,839	10,891
License—self-managed and other	4,937	3,048
Total cost of revenue	18,776	13,939
Gross profit	150,411	112,939
Operating expenses:
Sales and marketing(1)	92,424	86,537
Research and development(1)	54,140	50,387
General and administrative(1)	57,487	34,248
Total operating expenses	204,051	171,172
Loss from operations	(53,640)	(58,233)
Interest income	12,030	7,315
Other income (expense), net	(567)	253
Loss before income taxes and loss from equity method investment	(42,177)	(50,665)
Loss from equity method investment, net of tax	—	(748)
Provision for income taxes	12,710	1,486
Net loss	$(54,887)	$(52,899)
Net loss attributable to noncontrolling interest(2)	(243)	(430)
Net loss attributable to GitLab	$(54,644)	$(52,469)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023

Cost of revenue	$1,855	$1,414
Sales and marketing	17,397	13,764
Research and development	12,336	11,702
General and administrative	10,664	5,450
Total stock-based compensation expense	$42,252	$32,330
(2)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended April 30,
	2024	2023

Revenue	100%	100%
Cost of revenue	11	11
Gross profit	89	89
Operating expenses:
Sales and marketing	55	68
Research and development	32	40
General and administrative	34	27
Total operating expenses	121	135
Loss from operations	(32)	(46)
Interest income	7	6
Other income (expense), net	—	—
Loss before income taxes and loss from equity method investment	(25)	(40)
Loss from equity method investment, net of tax	—	(1)
Provision for income taxes	8	1
Net loss	(32)%	(42)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to GitLab	(32)%	(41)%

Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$151,179	$111,191	$39,988	36%
License—self-managed and other	18,008	15,687	2,321	15
Total revenue	$169,187	$126,878	$42,309	33%
Revenue increased $42.3 million, or 33%, to $169.2 million for the three months ended April 30, 2024 from $126.9 million for the three months ended April 30, 2023. The increase was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of April 30, 2024 and 2023, our expansion is reflected by our Dollar-Based Net Retention Rate being 129% and above 130%, respectively. We had 1,025 customers with ARR over $100,000 as of April 30, 2024, increasing from 760 customers with ARR over $100,000 as of April 30, 2023.
Revenue attributed to our variable interest entity, JiHu, was $1.6 million and $1.5 million for the three months ended April 30, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$18,776	$13,939	$4,837	35%
Gross profit	150,411	112,939	37,472	33
Gross margin	89%	89%		—%
Cost of revenue increased by $4.8 million, to $18.8 million for the three months ended April 30, 2024 from $13.9 million for the three months ended April 30, 2023, primarily due to an increase of $1.7 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to $1.7 million in third-party hosting expenses for increased SaaS and cloud usage, an increase of $0.8 million in software and consulting expenses to support our growth, and an increase of $0.6 million in the amortization of intangible assets, partially offset by a decrease of $0.4 million from restructuring costs. Gross margin remained at 89% for the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million for the three months ended April 30, 2024 and 2023. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$92,424	$86,537	$5,887	7%
Sales and marketing expenses increased by $5.9 million, to $92.4 million for the three months ended April 30, 2024 from $86.5 million for the three months ended April 30, 2023, primarily due to an increase of $7.6 million in personnel-related expenses, driven by an increase of $3.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.6 million in marketing spend, an increase of $1.6 million in hosting expenses, and an increase of $0.9 million in software and consulting expenses, partially offset by a decrease of $3.5 million from expenses related to an in-person sales kick-off event in the three months ended April 30, 2023 and a decrease of $2.8 million in restructuring costs.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.6 million and $2.1 million for the three months ended April 30, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development expenses	$54,140	$50,387	$3,753	7%
Research and development expenses increased by $3.8 million, to $54.1 million for the three months ended April 30, 2024 from $50.4 million for the three months ended April 30, 2023, primarily due to an increase of $5.1 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $0.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $0.3 million in hosting costs for internal usage, partially offset by a decrease of $2.1 million in restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.2 million gain and $2.0 million for the three months ended April 30, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

General and Administrative

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative expenses	$57,487	$34,248	$23,239	68%
General and administrative expenses increased by $23.2 million, to $57.5 million for the three months ended April 30, 2024 from $34.2 million for the three months ended April 30, 2023, primarily driven by $15.4 million expense related to our in-person company-wide event. The remaining change was primarily due to an increase of $6.0 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $5.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $0.7 million in software and consulting expenses, partially offset by a decrease of $1.3 million in restructuring costs.
General and administrative expenses attributed to our variable interest entity, JiHu, were $0.8 million and a $1.4 million gain for the three months ended April 30, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$1,855	$1,414	$441	31%
Sales and marketing	17,397	13,764	3,633	26
Research and development	12,336	11,702	634	5
General and administrative	10,664	5,450	5,214	96
Total stock-based compensation expense	$42,252	$32,330	$9,922	31%
Stock-based compensation expense increased by $9.9 million, to $42.3 million for the three months ended April 30, 2024 from $32.3 million for the three months ended April 30, 2023, primarily due to an increase of $12.2 million of expense from RSUs, offset by a decrease of $1.9 million related to our ESPP and a decrease of $1.3 million in stock options.
Stock-based compensation expense attributed to our variable interest entity, JiHu, was a $0.3 million gain and $2.5 million gain for the three months ended April 30, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Interest income	$12,030	$7,315	$4,715	64%

Foreign exchange gains (losses), net	(637)	274	(911)	(332)
Other income (expense), net	70	(21)	91	(433)
Total other income (expense), net	$(567)	$253	$(820)	(324)%
For the three months ended April 30, 2024 compared to the three months ended April 30, 2023, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three months ended April 30, 2024 compared to the three months ended April 30, 2023.
The change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Loss from equity method investment, net of tax	$—	$(748)	$748	(100)%
We recorded an impairment charge of $8.9 million in other income (expense), net in the condensed consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024. As a result there is no loss from equity method investment for the three months ended April 30, 2024.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Provision for income taxes	$12,710	$1,486	$11,224	755.3%
Effective tax rate	(30.1)%	(2.9)%	(27.2)%
Our effective tax rate decreased by approximately 27.2% for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023. The higher tax expense was primarily due to the tax effects of the BAPA between the United States and Dutch taxing authorities, and the Company's foreign and domestic operations.
Our effective tax rate for the three months ended April 30, 2024 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the additional tax liabilities relating to the anticipated BAPA, an increase in valuation allowance associated with tax attributes generated during the year, and non-deductible expenses.
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
We have been in BAPA negotiations between the IRS and the DTA relating to our transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, we for the first time discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2026. The proposed agreements between us, the IRS and the DTA are not yet final; in anticipation of the agreements, $254.9 million of net tax liability was recorded in the year ended January 31, 2024, and an additional $8.7 million of net tax liability was recorded for the three months ended April 30, 2024. These amounts represent the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents our best estimate of the tax liability associated with the proposed agreements and their related effects.
As of April 30, 2024, our U.S. federal 2018 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. We expect negotiations to continue to the middle of fiscal year 2025. We believe that we have adequately reserved for the outcome of this audit. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of April 30, 2024, unrecognized tax benefits were $398.3 million, of which $210.3 million would affect the effective tax rate if recognized. We have classified approximately $209.7 million of unrecognized tax benefit as current tax liability due to anticipated timing of the settlement with the Internal Revenue Service and Dutch taxing authorities and their associated payments, which are expected to be made within the next 12 months. We are unable to reasonably estimate the timing of remaining long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. Accrued interest and penalties were $56.7 million as of April 30, 2024 and $52.1 million as of January 31, 2024, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of April 30, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.1 billion and $1.0 billion, respectively, which were held for working capital and strategic investment purposes. As of April 30, 2024, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$38,138	$(10,961)
Net cash provided by investing activities	$89,385	$24,380
Net cash provided by financing activities	$5,093	$7,513
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
Cash provided by operating activities during the three months ended April 30, 2024 was $38.1 million, primarily consisting of our net loss of $54.9 million, adjusted for non-cash items of $54.4 million (mainly attributable to stock-based compensation expense of $42.3 million and amortization of deferred contract acquisition costs, net of $11.1 million), and net cash inflows of $38.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accounts receivable of $31.1 million, the decrease in prepaid expenses and other current assets of $10.4 million and the increase in accrued expenses and other liabilities of $19.6 million, partially offset by the increase in deferred contract acquisition costs of $8.5 million, the decrease in deferred revenue of $4.4 million and the decrease in accrued compensation and related expenses of $13.2 million.
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

Investing Activities
Cash provided by investing activities during the three months ended April 30, 2024 was $89.4 million, primarily consisting of $110.3 million in proceeds from maturities, net of purchases of short-term investments, partially offset by a $20.2 million payment for a business combination, net of cash acquired, and $0.7 million in purchases of property and equipment.
Cash provided by investing activities during the three months ended April 30, 2023 was $24.4 million, primarily consisting of $24.6 million in proceeds from maturities, net of purchases of short-term investments, and partially offset by $0.3 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2024 was $5.1 million, attributable to proceeds from the issuance of common stock upon stock options exercises.
Cash provided by financing activities during the three months ended April 30, 2023 was $7.5 million, attributable to proceeds from the issuance of common stock upon stock options exercises.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and any non-recurring income tax payments related to the BAPA. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and any non-recurring income tax payments related to the BAPA, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023
Computation of adjusted free cash flow (1)
GAAP net cash provided by (used in) operating activities	$38,138	$(10,961)
Less: Purchases of property and equipment	(700)	(256)
Non-GAAP adjusted free cash flow	$37,438	$(11,217)
(1) No income tax payments related to the BAPA were recorded during the periods presented.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 14. Commitments and Contingencies” to our condensed consolidated financial statements.
Critical Accounting Estimates
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024.

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
Interest Rate Risk
As of April 30, 2024 and January 31, 2024, we had $1.1 billion and $1.0 billion of cash, cash equivalents, and short-term investments, respectively. As of April 30, 2024 and 2023, our cash equivalents and short-term investments of $971.7 million and $711.8 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 30, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.1 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 5 months as of April 30, 2024.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of April 30, 2024, we have $54.4 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of April 30, 2024, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2024, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
Material Weakness
As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, we previously identified a material weakness in our internal control over financial reporting. Our management determined that a material weakness exists due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company.
As a result, the following material weakness exists as of April 30, 2024:
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
Notwithstanding such material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The aforementioned material weakness also did not result in a material misstatement in any previously issued consolidated financial statements.
Remediation Efforts and Status
As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, we are currently in the process of remediating our material weakness and are taking the steps that we believe will address the underlying causes of the material weakness, including:
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
We believe the actions described above, which we began implementing in the first quarter of fiscal year 2025, once fully implemented and tested, will be sufficient to remediate the identified material weakness and strengthen our internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 8,976 as of April 30, 2024 from 7,406 as of April 30, 2023. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, and investment decisions by our customers.
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
Our total revenue for the three months ended April 30, 2024 and 2023 was $169.2 million and $126.9 million, respectively, representing a growth rate of 33%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $172.3 million, $424.2 million and $54.6 million in fiscal year 2023, fiscal year 2024 and for the three months ended April 30, 2024, respectively. As of April 30, 2024, we had an accumulated deficit of approximately $1,204.5 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
The DevSecOps Platform hosts, processes, stores, and transmits our customers’ proprietary and sensitive data, including personal data, and financial data. We also use third-party service providers and sub-processors to help us deliver services to our customers and their end-users. These vendors may host, process, store, or transmit personal data, or other confidential information of our team members, our partners, our customers, or our customers’ end-users. We collect such information from individuals located both in the United States and abroad and may host, process, store, or transmit such information outside the country in which it was collected. While we, our third-party cloud providers, our third-party processors, and our customers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our DevSecOps platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of our customers and other third parties, we may be considered responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach, if it is found that GitLab failed to conduct comprehensive third party risk due diligence. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. In addition, in July 2023, the Securities and Exchange Commission, or the SEC, adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cyber security incidents, where failure to report may result in the SEC imposing injunctions, fines and other penalties.
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
The DevSecOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber-attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber-attacks as a result of our use of open source code, it may substantially damage our reputation and adversely affect our business, financial condition, and operating results.
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
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which has us competing with many providers with offerings across all stages. We compete with well-established providers such as Microsoft and Atlassian as well as other companies with offerings in fewer stages including with respect to both code hosting and code collaboration services, as well as file storage and distribution services and artificial intelligence, or AI. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses.
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
Many of our users extend the functionality of The DevSecOps Platform using third-party code editors and integrated development environments, or IDEs, including editors and IDEs developed by our competitors. Our development and distribution of integrations with such tools is subject to the integration policies and technical specifications imposed by the developer of the tool. A change to the policies and specifications pertaining to any of these third-party tools (including those developed by Microsoft), could cause us to lose market share to competitors whose products and services continue to support integrations with such tools.
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
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps Platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. We have implemented user limits on our free SaaS product (and plan to implement in the future storage and transfer limitations on our free SaaS product), and have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers. As a result, we may not accurately predict future customer purchasing trends. In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
We have implemented AI capabilities throughout GitLab’s services, including as part of the GitLab Duo suite of AI features. The technologies underpinning these features are in the early stages of commercial use and exist in a nascent regulatory environment which presents regulatory, litigation, ethical, reputational, and financial risks.
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
Any failure to offer high-quality technical support services, including success plan services, or adequately sell such services, may adversely affect our relationships with our customers and our financial results.
Once our products are deployed, our customers depend on our technical support organization to resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, and customers may not purchase the success plan services that we offer. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial position.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant up-front time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our products may be affected by public sector budgetary cycles, funding authorizations, government shutdowns, and general political priorities, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products. The U.S. federal government and other government entities are in the process of implementing specific policies and obligations relating to the use of AI, and we will need to continue to monitor these developments to ensure our products that we sell to government entities remain compliant with such applicable regulations.
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
In March 2023, Mr. Sijbrandij announced that he had been diagnosed with osteosarcoma and was undergoing treatment, including chemotherapy. In May 2024, Mr. Sijbrandij announced his intention to again undergo treatment due to a recent discovery of a part of the original lesion. Mr. Sijbrandij intends to continue in his role as Chief Executive Officer and Chair of the board of directors throughout his treatment period and to work closely with our board of directors and management to execute on our business priorities. However, his condition may change and may prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our board of directors regularly reviews potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel with AI and machine learning backgrounds has been, and we expect it to continue to be, challenging. In the first quarter of fiscal year 2024, we conducted a reduction in workforce of approximately 7% across all areas of our business. Any future reduction in force could be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations, or could negatively impact our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business.
Further, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key team members, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that team members we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such team member’s inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in Canada, Germany, France, Ireland, Israel, the Netherlands, Spain, the United Kingdom, Australia, India, Japan, South Korea, and Singapore, and have team members in over 60 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition. Further, we may incur significant operating expenses as a result of our international expansion; such expansion may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.
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
As disclosed in our Annual Report on Form 10-K for the year ended January 31, 2024, we had identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that a material weakness exists due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the company.
As a result, the following material weakness exists as of April 30, 2024:
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
Although the aforementioned material weakness did not result in a material misstatement to our annual or interim financial statements, the deficiency could result in misstatements potentially impacting the financial reporting processes related to revenue and related disclosures that would not be prevented or detected. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2024.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the year ended January 31, 2024. To address our material weakness, we have commenced certain steps to enhance our internal control environment and remediate these material weaknesses. See the section entitled “Remediation Efforts and Status” for additional information.
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
We incur significant costs and devote management resources as a result of operating as a public company.
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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of recent global events, including increasing interest rates and inflation and the ongoing armed conflicts in different regions of the world, which may reduce our ability to access capital on favorable terms or at all. In addition, a sustained adverse market event resulting from such global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2024, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. This type of litigation, if instituted, could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended April 30, 2024.

(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Merline Saintil 10b5-1 Plan
On March 27, 2024, Merline Saintil, a member of the Company’s board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Saintil Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The Saintil Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Saintil Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Saintil Rule 10b5-1 Plan, between June 26, 2024 and March 31, 2025. The aggregate number of shares of Class A common stock that will be available for sale under the Saintil Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 2,511, which reflects the aggregate maximum number of shares underlying Ms. Saintil’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The Saintil Rule 10b5-1 Plan includes a representation from Ms. Saintil to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Saintil Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Saintil Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Saintil Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Saintil was unaware, or with respect to any material nonpublic information acquired by Ms. Saintil or the Company after the date of the representation.
Karen Blasing 10b5-1 Plan
On March 26, 2024, Karen Blasing, a member of the Company’s board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Blasing Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The Blasing Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Blasing Rule 10b5-1 Plan provides for the potential sale of up to 76,430 shares of the Company’s Class A common stock so long as in each case the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Blasing Rule 10b5-1 Plan, between June 25, 2024 and March 31, 2026. The aggregate number of shares of Class A common stock that will be available for sale under the Blasing

Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such already vested restricted stock unit awards and exercise and settlement of such stock options. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 76,430, which reflects the aggregate maximum number of shares underlying Ms. Blasing’s restricted stock units and stock options which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The Blasing Rule 10b5-1 Plan includes a representation from Ms. Blasing to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Blasing Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Blasing Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Blasing Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Blasing was unaware, or with respect to any material nonpublic information acquired by Ms. Blasing or the Company after the date of the representation.
Erin Mannix New 10b5-1 Plan
On March 28, 2024, Erin Mannix, the Company’s Chief Accounting Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “New Mannix Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The New Mannix Rule 10b5-1 Plan will take effect on July 1, 2024 and on June 28, 2024 Ms. Mannix’s existing Rule 10b5-1 Plan will terminate according to its terms. The New Mannix Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The New Mannix Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Mannix Rule 10b5-1 Plan, between July 1, 2024 and March 24, 2025. The aggregate number of shares of Class A common stock that will be available for sale under the New Mannix Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 17,797, which reflects the aggregate maximum number of shares underlying Ms. Mannix’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The New Mannix Rule 10b5-1 Plan includes a representation from Ms. Mannix to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the New Mannix Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the New Mannix Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the New Mannix Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Mannix was unaware, or with respect to any material nonpublic information acquired by Ms. Mannix or the Company after the date of the representation.
Once executed, transactions under each of the Saintil Rule 10b5-1 Plan, the Blasing Rule 10b5-1 Plan and the New Mannix Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Ms. Saintil, Ms. Blasing, Ms. Mannix or other officers or directors of the Company.

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

GITLAB INC.
Date: June 3, 2024
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: June 3, 2024
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: June 3, 2024
	By:	/s/ Erin Mannix
Name: Erin Mannix
Title: Chief Accounting Officer