Form 10-Q
period 2024-07-31
Gitlab Inc.
filed 2024-09-04
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 19, 2024, the number of shares of the registrant’s Class A common stock outstanding was 136.5 million and the number of shares of the registrant’s Class B common stock outstanding was 24.0 million.
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
•As our product offerings mature and expand, our pricing and packaging for new products may result in existing customers purchasing new products on less favorable terms to us to replace the existing products they purchase or subscribe for from us.
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
•The Handbook may not be up to date or accurate, which may result in negative third-party scrutiny or be used in ways that adversely affects our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31, 2024(1)	January 31, 2024(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$438,616	$287,996
Short-term investments	644,488	748,289
Accounts receivable, net of allowance for doubtful accounts of $679 and $673 as of July 31, 2024 and January 31, 2024, respectively	165,001	166,731
Deferred contract acquisition costs, current	33,841	32,300
Prepaid expenses and other current assets	32,410	45,601
Total current assets	1,314,356	1,280,917
Property and equipment, net	2,899	2,954
Operating lease right-of-use assets	482	405
Goodwill	16,017	8,145
Intangible assets, net	21,867	1,733
Deferred contract acquisition costs, non-current	15,753	19,317
Other non-current assets	4,888	4,390
TOTAL ASSETS	$1,376,262	$1,317,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,219	$1,738
Accrued expenses and other current liabilities	272,164	286,178
Accrued compensation and benefits	29,117	35,809
Deferred revenue, current	362,348	338,348
Total current liabilities	666,848	662,073
Deferred revenue, non-current	14,732	23,794
Other non-current liabilities	6,678	14,060
TOTAL LIABILITIES	688,258	699,927
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of July 31, 2024 and January 31, 2024; no shares issued and outstanding as of July 31, 2024 and January 31, 2024	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of July 31, 2024 and January 31, 2024; 136,462 and 114,670 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of July 31, 2024 and January 31, 2024; 23,963 and 42,887 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	1,833,786	1,718,661
Accumulated deficit	(1,191,517)	(1,149,822)
Accumulated other comprehensive income	570	2,335
Total GitLab stockholders’ equity	642,839	571,174
Noncontrolling interests	45,165	46,760
TOTAL STOCKHOLDERS’ EQUITY	688,004	617,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376,262	$1,317,861
___________
(1) As of July 31, 2024 and January 31, 2024, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $45.0 million and $47.6 million, respectively, and liabilities of $6.5 million and $6.1 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$163,181	$122,096	$314,360	$233,287
License—self-managed and other	19,403	17,485	37,411	33,172
Total revenue	182,584	139,581	351,771	266,459
Cost of revenue:
Subscription—self-managed and SaaS	16,630	10,871	30,469	21,762
License—self-managed and other	4,740	3,825	9,677	6,873
Total cost of revenue	21,370	14,696	40,146	28,635
Gross profit	161,214	124,885	311,625	237,824
Operating expenses:
Sales and marketing	97,778	92,116	190,202	178,653
Research and development	61,273	49,007	115,413	99,394
General and administrative	43,168	37,819	100,655	72,067
Total operating expenses	202,219	178,942	406,270	350,114
Loss from operations	(41,005)	(54,057)	(94,645)	(112,290)
Interest income	12,827	9,112	24,857	16,427
Other income (expense), net	1,032	(1,330)	465	(1,077)
Loss before income taxes and loss from equity method investment	(27,146)	(46,275)	(69,323)	(96,940)
Loss from equity method investment, net of tax	—	(917)	—	(1,665)
Provision for (benefit from) income taxes	(39,420)	4,016	(26,710)	5,502
Net income (loss)	$12,274	$(51,208)	$(42,613)	$(104,107)
Net loss attributable to noncontrolling interest	(675)	(1,128)	(918)	(1,558)
Net income (loss) attributable to GitLab	$12,949	$(50,080)	$(41,695)	$(102,549)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	$0.08	$(0.33)	$(0.26)	$(0.67)
Diluted	$0.08	$(0.33)	$(0.26)	$(0.67)
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	159,677	153,644	158,973	152,683
Diluted	166,346	153,644	158,973	152,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Net income (loss)	$12,274	$(51,208)	$(42,613)	$(104,107)
Foreign currency translation adjustments	(5,178)	(365)	(2,546)	(1,222)
Net change in unrealized gains (losses) on available-for-sale securities	1,620	(194)	(101)	1,303
Comprehensive income (loss) including noncontrolling interest	$8,716	$(51,767)	$(45,260)	$(104,026)
Net loss attributable to noncontrolling interest	(675)	(1,128)	(918)	(1,558)
Foreign currency translation adjustments attributable to noncontrolling interest	(768)	(1,338)	(882)	(2,406)
Comprehensive loss attributable to noncontrolling interest	(1,443)	(2,466)	(1,800)	(3,964)
Comprehensive income (loss) attributable to GitLab	$10,159	$(49,301)	$(43,460)	$(100,062)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2024	132,670	$—	26,212	$—	$1,768,947	$(1,204,466)	$3,360	$46,517	$614,358
Conversion of Class B common stock to Class A common stock	2,619	—	(2,619)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	370	—	4,981	—	—	—	4,981
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Issuance of common stock related to RSUs vested	854	—	—	—	—	—	—	—	—
Charitable donation of common stock	67	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	91	—	—	—	91
Stock-based compensation expense	—	—	—	—	48,877	—	—	92	48,969
Change in noncontrolling interest ownership	—	—	—	—	1	—	—	(1)	—
Other comprehensive loss	—	—	—	—	—	—	(2,790)	(768)	(3,558)
Net income (loss)	—	—	—	—	—	12,949	—	(675)	12,274
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,191,517)	$570	$45,165	$688,004

	Three Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2023	96,240	$—	56,453	$—	$1,542,603	$(778,117)	$1,003	$50,112	$815,601
Conversion of Class B common stock to Class A common stock	6,213	—	(6,213)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	940	—	10,320	—	—	—	10,320
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(2)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	679	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—	—	—	292	—	—	—	292
Stock-based compensation expense	—	—	—	—	46,555	—	—	(187)	46,368
Change in noncontrolling interest ownership	—	—	—	—	(124)	—	—	124	—
Other comprehensive income (loss)	—	—	—	—	—	—	779	(1,338)	(559)
Net loss	—	—	—	—	—	(50,080)	—	(1,128)	(51,208)
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	$831,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,149,822)	$2,335	$46,760	$617,934
Conversion of Class B common stock to Class A common stock	19,855	—	(19,855)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	931	—	10,074	—	—	—	10,074
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Issuance of common stock related to RSUs vested	1,565	—	—	—	—	—	—	—	—
Charitable donation of common stock	120	—	—	—	5,914	—	—	—	5,914
Vesting of early exercised stock options	—	—	—	—	189	—	—	—	189
Stock-based compensation expense	—	—	—	—	91,425	—	—	(204)	91,221
Change in noncontrolling interest ownership	—	—	—	—	(409)	—	—	409	—
Other comprehensive loss	—	—	—	—	—	—	(1,765)	(882)	(2,647)
Net loss	—	—	—	—	—	(41,695)	—	(918)	(42,613)
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,191,517)	$570	$45,165	$688,004

	Six Months Ended July 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	7,358	—	(7,358)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,060	—	17,933	—	—	—	17,933
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	1,038	—	—	—	—	—	—	—	—
Charitable donation of common stock	134	—	—	—	5,350	—	—	—	5,350
Vesting of early exercised stock options	—	—	—	—	809	—	—	—	809
Stock-based compensation expense	—	—	—	—	81,359	—	—	(2,661)	78,698
Change in noncontrolling interest ownership	—	—	—	—	(503)	—	—	503	—
Other comprehensive income (loss)	—	—	—	—	—	—	2,487	(2,406)	81
Net loss	—	—	—	—	—	(102,549)	—	(1,558)	(104,107)
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	$831,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(42,613)	$(104,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	91,221	78,698
Change in fair value of acquisition related contingent consideration	3,750	—
Charitable donation of common stock	5,914	5,350
Amortization of intangible assets	3,420	1,125
Depreciation expense	1,681	2,206
Amortization of deferred contract acquisition costs	22,946	20,619
Loss from equity method investment	—	2,108
Net amortization of premiums or discounts on short-term investments	(9,141)	(8,494)
Unrealized foreign exchange loss (gain), net	(258)	825
Other non-cash expense (income), net	301	(103)
Changes in assets and liabilities:
Accounts receivable	1,225	25,281
Prepaid expenses and other current assets	13,271	(4,248)
Deferred contract acquisition costs	(20,955)	(18,137)
Other non-current assets	(497)	(721)
Accounts payable	1,350	(1,023)
Accrued expenses and other current liabilities	(21,633)	1,183
Accrued compensation and benefits	(6,902)	2,611
Deferred revenue	14,838	11,175
Other non-current liabilities	(8,083)	1,800
Net cash provided by operating activities	49,835	16,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(263,258)	(334,996)
Proceeds from maturities of short-term investments	376,099	272,984
Purchases of property and equipment	(1,551)	(533)
Payments for business combination, net of cash acquired	(20,210)	—
Payments for asset acquisition	(7,314)	—
Escrow payment related to business combination, after acquisition date	—	(2,500)
Other investing activities	457	—
Net cash provided by (used in) investing activities	84,223	(65,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	10,073	17,777
Issuance of common stock under employee stock purchase plan	7,932	7,751
Net cash provided by financing activities	18,005	25,528
Impact of foreign exchange on cash and cash equivalents	(1,443)	(1,308)
Net increase (decrease) in cash and cash equivalents	150,620	(24,677)
Cash and cash equivalents at beginning of period	287,996	297,902
Cash and cash equivalents at end of period	$438,616	$273,225
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,803	$4,187
Supplemental disclosure of non-cash investing and financing activities:

Vesting of early exercised stock options	$189	$809
Unpaid property and equipment in accrued expenses	$87	$—
Unpaid direct transaction costs related to the asset acquisition in accrued expenses	$346	$—
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

Recently Issued Accounting Pronouncements
Aside from the new accounting pronouncements already discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, there were no additional pronouncements issued or effective during the period that would materially affect our condensed consolidated financial statements.
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
Subscription—self-managed and SaaS	$163,181	89%	$122,096	87%	$314,360	89%	$233,287	87%
Subscription—self-managed	111,546	61	86,659	62	215,219	61	166,246	62
SaaS	51,635	28	35,437	25	99,141	28	67,041	25
License—self-managed and other	$19,403	11%	$17,485	13%	$37,411	11%	$33,172	13%
License—self-managed	15,802	9	14,624	11	30,639	9	27,979	11
Professional services and other	3,601	2	2,861	2	6,772	2	5,193	2
Total revenue	$182,584	100%	$139,581	100%	$351,771	100%	$266,459	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$149,357	$114,054	$286,883	$217,016
Europe	28,889	22,245	56,541	43,202
Asia Pacific	4,338	3,282	8,347	6,241
Total revenue	$182,584	$139,581	$351,771	$266,459
During the three and six months ended July 31, 2024, the United States accounted for 82% of total revenue for each period presented. During the three and six months ended July 31, 2023, the United States accounted for 82% and 81% of total revenue, respectively. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single operating segment.

Deferred Revenue
During the three and six months ended July 31, 2024, $133.9 million and $218.5 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented. During the three and six months ended July 31, 2023, $101.6 million and $157.5 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.
Remaining Performance Obligations
As of July 31, 2024 and January 31, 2024, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $747.9 million and $673.8 million, respectively. As of July 31, 2024, the Company expects to recognize approximately 64% of the transaction price as product or services revenue over the next 12 months and 87% over the next 24 months.
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
The Company uses various distribution channels. As of July 31, 2024, one partner represented 15% of the accounts receivable balance; while as of January 31, 2024, two channel partners represented 12% and 13% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of July 31, 2024 and January 31, 2024.
There were no individual customers whose revenue represented more than 10% of total revenue during the three and six months ended July 31, 2024 and 2023.

4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$350,712	$—	$—	$350,712
Level 2:
Cash equivalents (1)
U.S. Treasury securities	8,946	—	—	8,946
Commercial paper	2,984	—	(1)	2,983
Total cash equivalents	362,642	—	(1)	362,641
Short-term investments
Commercial paper	19,208	—	(7)	19,201
Corporate debt securities	196,403	193	(249)	196,347
U.S. Agency securities	51,420	14	(53)	51,381
U.S. Treasury securities	377,412	359	(212)	377,559
Total short-term investments	644,443	566	(521)	644,488
Level 2 total	656,373	566	(522)	656,417
Total cash equivalents and short-term investments	$1,007,085	$566	$(522)	$1,007,129
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of July 31, 2024, in addition to cash of $76.0 million.

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$187,175	$—	$—	$187,175
Level 2:
Cash equivalents (1)
U.S. Treasury securities	15,909	—	(2)	15,907
Commercial paper	3,962	—	(1)	3,961
Total cash equivalents	207,046	—	(3)	207,043
Short-term investments
Commercial paper	23,229	14	(1)	23,242
Corporate debt securities	231,219	740	(250)	231,709
U.S. Agency securities	56,324	29	(136)	56,217
U.S. Treasury securities	437,369	141	(389)	437,121
Total short-term investments	748,141	924	(776)	748,289
Level 2 total	768,012	924	(779)	768,157
Total cash equivalents and short-term investments	$955,187	$924	$(779)	$955,332
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
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three and six months ended July 31, 2024 and 2023, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three and six months ended July 31, 2024, the Company recorded $12.8 million and $24.9 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $4.2 million and $9.1 million of net amortization of premiums or discounts on short-term investments during the three and six months ended July 31, 2024, respectively. During the three and six months ended July 31, 2023, the Company recorded $9.1 million and $16.4 million of interest income on cash equivalents and short-term investments, respectively, which includes $4.9 million and $8.5 million of net amortization of premiums or discounts on short-term investments during the three and six months ended July 31, 2023, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 31, 2024
U.S. Agency securities	$32,661	$(38)	$13,729	$(15)	$46,390	$(53)
Commercial paper	19,074	(8)	—	—	19,074	(8)
Corporate debt securities	75,764	(102)	43,796	(147)	119,560	(249)
U.S. Treasury securities	199,799	(170)	25,135	(42)	224,934	(212)
Total cash equivalents and short-term investments	$327,298	$(318)	$82,660	$(204)	$409,958	$(522)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2024
U.S. Agency securities	$35,979	$(53)	$11,386	$(83)	$47,365	$(136)
Commercial paper	15,462	(2)	—	—	15,462	(2)
Corporate debt securities	85,998	(192)	15,485	(58)	101,483	(250)
U.S. Treasury securities	139,567	(192)	41,193	(199)	180,760	(391)
Total cash equivalents and short-term investments	$277,006	$(439)	$68,064	$(340)	$345,070	$(779)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	July 31, 2024		January 31, 2024
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$546,547	$546,368	$619,286	$618,765
Due between 1 year to 2 years	97,896	98,120	128,855	129,524
Total	$644,443	$644,488	$748,141	$748,289
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
Liabilities are measured at fair value on a recurring basis. The Company has contingent cash consideration from a business combination which is determined based upon the satisfaction of certain defined operational milestones and remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy.

The Company reassessed the fair value of outstanding operational milestones during the three and six months ended July 31, 2024 and 2023. As of July 31, 2024, the contingent consideration was revalued to $7.4 million, resulting in a change in fair value of $3.8 million which is included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended July 31, 2024. There were no changes to the fair value during the three and six months ended July 31, 2023. The Company had $7.4 million and $3.6 million of Level 3 contingent consideration as of July 31, 2024 and January 31, 2024, respectively.
Interest accretion expense on contingent cash consideration was immaterial and $0.1 million for the three and six months ended July 31, 2024, respectively, and immaterial and $0.1 million for the three and six months ended July 31, 2023, respectively.
5. Supplemental Financial Statement Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Income tax liability related to BAPA (1)	$231,379	$258,675
Accrued expenses	15,496	11,499
Acquisition related liabilities (2)	8,455	3,608
Income taxes payable	8,309	2,212
Customer refunds payable	3,398	3,019
Indirect taxes payable	2,579	3,928
ESPP employee contributions	2,224	2,827
Operating lease liabilities, current	324	410
Total accrued expenses and other current liabilities	$272,164	$286,178
(1) Refer to “Note 12. Income Taxes” for a discussion on the unrecognized tax benefits related to the BAPA.
(2) $1.0 million relates to Oxeye acquisition founder holdback (see Note 6. Acquisitions) and $7.4 million relates to Opstrace acquisition (see Note 4. Cash Equivalents and Short-Term Investments).
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Foreign exchange gains (losses), net	$867	$(1,268)	$230	$(994)
Other income (expense), net	165	(62)	235	(83)
Total other income (expense), net	$1,032	$(1,330)	$465	$(1,077)

6. Acquisitions
Rezilion
On May 23, 2024 (the “Asset Acquisition Date”), the Company completed its acquisition of certain assets, primarily software intellectual property, of Rezilion Inc. and its subsidiary, Rezilion Ltd. (collectively, “Rezilion”) for approximately $7.3 million in cash.
The Rezilion transaction was accounted for as an asset acquisition because substantially all of the fair value of gross assets acquired were concentrated in the developed intellectual property. Acquisition-related direct transaction costs were capitalized as a component of the cost of the assets acquired.
On the Asset Acquisition Date, the fair value of the developed technology was $7.7 million including $0.4 million of acquisition-related direct costs. The developed technology acquired has an estimated useful life of three years.
Oxeye
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
Total consideration includes $3.6 million deposited in an escrow account as partial security for post-closing indemnification claims made within 15 months of the Acquisition Date. As the Company is not the legal owner of the escrow account, it is not recorded on the condensed consolidated balance sheet as of July 31, 2024.
As part of the acquisition, there was also a holdback in the amount of $3.2 million (the “holdback”). The holdback will be paid to the two co-founders (the “founder holdback”) in three equal tranches of 33.3%. The first such payment will be paid if certain milestones are achieved on or before the first anniversary of the closing date, provided such founder is employed by the Company upon completion of the milestones. The second and third tranches will be paid provided such founder is employed by the Company on the second and third anniversaries of the closing dates, respectively. As the founder holdback arrangement represents compensation for post-combination services, the Company has excluded the entire $3.2 million from the purchase price to be allocated, and will recognize the amount as expense over the period of services rendered after factoring in the likelihood of achieving the milestones in the first year.
As of July 31, 2024, the Company determined that the milestones attached to the first payment tranche would be achieved in the third quarter of fiscal year 2025 and has recorded $0.9 million and $1.0 million in general and administrative expenses in its condensed consolidated statement of operations for the three and six months ended July 31, 2024, respectively.

Acquisition related transaction costs were immaterial and $1.2 million for the three and six months ended July 31, 2024, respectively, and were recorded by the Company in general and administrative expenses in its condensed consolidated statement of operations.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $20.3 million was allocated using information available to the Company at the time of acquisition. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, tax-related items and revisions of preliminary estimates. During the three and six months ended July 31, 2024, there were no measurement period adjustments identified and recorded.
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
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$8,145
Acquisition of Oxeye	8,055
Foreign currency translation adjustments	(183)
Balance as of July 31, 2024	$16,017
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

July 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$22,082	$(7,395)	$14,687	2.4
Developed technology from asset acquisitions	8,574	(1,394)	7,180	2.8
Total	$30,656	$(8,789)	$21,867

January 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(4,467)	$1,733	0.8
Developed technology from asset acquisitions (1)	914	(914)	—	0.0
Total	$7,114	$(5,381)	$1,733
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $2.3 million and $3.4 million for the three and six months ended July 31, 2024, respectively, and $0.5 million and $1.1 million for the three and six months ended July 31, 2023, respectively.
As of July 31, 2024, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2025	$4,625
2026	7,848
2027	7,848
2028	1,546
Total future amortization	$21,867

8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.2 million and $3.0 million for the three and six months ended July 31, 2024, respectively, and $1.0 million and $2.7 million for the three and six months ended July 31, 2023, respectively.
9. Equity
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	July 31, 2024	January 31, 2024
Class A and Class B common stock
Options issued and outstanding	7,481	8,503
Shares available for issuance under Equity Incentive Plans	29,797	24,868
RSUs and PSUs issued and outstanding	12,405	10,930
Shares reserved for issuance to charitable organizations	1,284	1,404
ESPP	6,722	5,398
Total	57,689	51,103
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan (together the “Plans”).
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	July 31, 2024	January 31, 2024
Available at beginning of period	24,868	21,483
Awards authorized	7,878	7,557
RSUs and PSUs granted	(4,238)	(6,258)
RSUs and PSUs canceled and forfeited	1,198	1,292
Options canceled and forfeited	91	777
Options repurchased	—	17
Available at end of period	29,797	24,868
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
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2024	8,503	$13.03	5.85	$499.2
Options granted	—	—	—
Options exercised	(931)	10.82	—
Options canceled	(11)	13.75	—
Options forfeited	(80)	18.30	—
Balances at July 31, 2024	7,481	$13.18	5.39	$284.7
Options vested at July 31, 2024	6,252	$12.18	5.13	$244.2
Options vested and expected to vest at July 31, 2024	7,481	$13.18	5.39	$284.7
During the three and six months ended July 31, 2024, the Company recorded $3.4 million and $6.9 million stock-based compensation expense related to options, respectively. During the three and six months ended July 31, 2023, the Company recorded $4.7 million and $9.5 million stock-based compensation expense related to options, respectively.
As of July 31, 2024, approximately $12.9 million of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.2 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands) (1)	Weighted- Average grant date fair value
Balances at January 31, 2024	7,701	$47.20
Granted	4,238	53.15
Vested	(1,565)	48.70
Canceled/forfeited	(1,198)	48.44
Balances at July 31, 2024	9,176	$49.48
(1) The table above does not include 3 million RSUs granted to the Company’s founder and the Chief Executive Officer (“CEO”) described below.
These RSUs are grants of shares of the Company’s common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three and six months ended July 31, 2024, the Company recorded $41.3 million and $76.8 million stock-based compensation expense related to RSUs, respectively. During the three and six months ended July 31, 2023, the Company recorded $29.9 million and $53.2 million stock-based compensation expense related to RSUs, respectively.

As of July 31, 2024, approximately $450.6 million of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 2.9 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal year 2025 and the service condition in calendar year 2025. The Company recorded $0.3 million and $0.9 million of stock-based compensation expense related to PSUs during the three and six months ended July 31, 2024, respectively. The Company recorded a $0.1 million gain and $0.3 million of stock-based compensation expense related to PSUs during the three and six months ended July 31, 2023, respectively. As of July 31, 2024, unrecognized stock-based compensation expense related to these PSUs was $1.7 million to be recognized over a period of 1.4 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the three and six months ended July 31, 2024, the Company recorded $0.3 million and $0.7 million of stock-based compensation expense related to the CEO RSU, respectively. During the three and six months ended July 31, 2023, the Company recorded $0.4 million and $0.8 million of stock-based compensation expense related to the CEO RSU, respectively.
As measured from the grant date, the derived service period of the respective tranches ranges from 3 to 7 years. As of July 31, 2024, unrecognized stock-based compensation expense related to these RSUs was $3.6 million which will be recognized over 4.3 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
During the quarter ended July 31, 2024, the Company’s stock price on the purchase date, May 31, 2024, was lower than the Company’s stock price on the previously applicable offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $1.0 million, which is being recognized over the remaining requisite service period as of the date of reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the new offering period in effect using the Black-Scholes option-pricing model:

Three Months Ended July 31,
	2024	2023
Risk-free interest rate	4.70% - 5.25%	4.22% - 5.30%
Volatility	50.94% - 60.50%	40.95% - 51.00%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	—%	—%

The Company recorded $3.5 million and $6.1 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2024, respectively. The Company recorded $6.7 million and $11.2 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2023, respectively. As of July 31, 2024, approximately $11.4 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue	$2,076	$1,698	$3,931	$3,112
Sales and marketing	19,881	21,295	37,278	35,059
Research and development	16,114	12,477	28,450	24,179
General and administrative	10,898	10,898	21,562	16,348
Total stock-based compensation expense (1)	$48,969	$46,368	$91,221	$78,698
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for both the three and six months ended July 31, 2024, and $3.6 million and $6.4 million for the three and six months ended July 31, 2023, respectively.
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
During the three and six months ended July 31, 2024, the Company donated 67,015 shares and 120,241 shares of Class A common stock at fair value to the Foundation, respectively. During the three and six months ended July 31, 2023, the Company donated 52,647 shares and 133,389 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date.
The donation expense of $2.9 million and $5.9 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2024, respectively. The donation expense of $2.7 million and $5.3 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2023, respectively.

10. Restructuring and Other Related Charges
In fiscal year 2025, the Company restructured certain departments to better align functions and recognized total restructuring charges of approximately $0.8 million and $1.8 million during the three and six months ended July 31, 2024, respectively.
In fiscal year 2024, the Company reduced its total global headcount by approximately 7%. As a result, the Company recognized total restructuring charges of approximately $0.2 million and $7.8 million during the six months ended July 31, 2023, respectively.
The Company recognized severance and other termination benefit costs as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023 (1)
Cost of revenue	$—	$46	$—	$463
Research and development	393	(12)	393	2,047
Sales and marketing	266	118	996	3,677
General and administrative	112	20	388	1,638
Total	$771	$172	$1,777	$7,825
(1) Excludes stock-based compensation of $1.3 million for the six months ended July 31, 2023.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2024	$188
Charges	1,777
Cash payments	(1,799)
Balance as of July 31, 2024 (1)	$166
(1) Balance is included in accrued compensation and benefits on the condensed consolidated balance sheet as of July 31, 2024.

11. Joint Venture and Equity Method Investment
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of July 31, 2024, the Company retains control over JiHu with its equity stake at approximately 54%.
Since fiscal year 2023, JiHu has maintained an employee stock option plan (“JiHu 2022 ESOP”) for its employees. In June 2024, the board of directors of JiHu approved a new employee stock option plan (“JiHu 2024 ESOP”) for its employees in order to grant additional shares. The fair value of restricted stock awards (“RSAs”) and stock option awards is measured on the date of grant and compensation costs related to these awards are recognized on a graded attribution method; as the grants include a performance condition for both the JiHu 2022 ESOP and JiHu 2024 ESOP (“JiHu ESOPs”).
As a result of forfeitures triggered by the departure of key executives from JiHu, during the three and six months ended July 31, 2024, the Company reversed stock-based compensation previously recorded which resulted in a $0.1 million stock-based compensation net expense and a $0.2 million net gain, respectively. As a result of forfeitures triggered by the departure of certain executives during the three and six months ended July 31, 2023, the Company reversed stock-based compensation previously recorded for such executives. The Company recorded a $0.2 million stock-based compensation net expense and a $2.7 million net gain for the three and six months ended July 31, 2023, respectively.
As of July 31, 2024, approximately $9.4 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over 4.1 years.
Operating Leases
JiHu entered into two new operating leases during the six months ended July 31, 2024 and has various non-cancelable long-term operating leases maturing by May 25, 2027 with total lease payments of $0.5 million and a total present value of lease liabilities of $0.5 million. In addition, JiHu has various short-term leases. Lease expense associated with short-term leases was immaterial during the three and six months ended July 31, 2024.
The Company recognized $0.1 million and $0.3 million of operating lease expense during the three and six months ended July 31, 2024, respectively. The Company recognized $0.1 million and $0.3 million of operating lease expense during the three and six months ended July 31, 2023, respectively.
The table below presents supplemental information related to operating leases for the six months ended July 31, 2024 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.75
Weighted-average discount rate	3.5%
Right-of-use assets obtained in exchange for new operating lease liabilities	$372
Cash paid for amounts included in the measurement of lease liabilities	$294

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	$1,775	$1,609	$3,421	$3,073
Cost of revenue	535	560	1,019	1,051
Gross profit	1,240	1,049	2,402	2,022
Operating expenses:
Sales and marketing	1,410	1,960	3,046	4,044
Research and development	578	727	366	2,683
General and administrative	907	1,407	1,745	(37)
Total operating expenses	2,895	4,094	5,157	6,690
Loss from operations	(1,655)	(3,045)	(2,755)	(4,668)
Interest income	230	240	457	555
Other income (expense), net	(42)	293	305	562
Net loss before income taxes	(1,467)	(2,512)	(1,993)	(3,551)
Net loss	$(1,467)	$(2,512)	$(1,993)	$(3,551)

Net loss attributable to noncontrolling interest	$(675)	$(1,128)	$(918)	$(1,558)

	July 31, 2024	January 31, 2024

Cash and cash equivalents	$40,756	$43,896
Property and equipment, net	277	489
Operating lease right-of-use assets	482	405
Other assets	3,465	2,835
Total assets	$44,980	$47,625

Total liabilities	$6,464	$6,080
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
During the three and six months ended July 31, 2024, the Company recorded a loss from equity method investment of zero. During the three and six months ended July 31, 2023, the Company recognized a loss from equity method investment of $0.9 million and $1.7 million, net of tax on the condensed consolidated statements of operations, respectively.

12. Income Taxes
For the three and six months ended July 31, 2024, the Company recorded an income tax benefit of $39.4 million and $26.7 million on pretax loss of $27.1 million and $69.3 million, respectively. The income tax benefit for the three and six months ended July 31, 2024 was primarily related to a decrease in tax expense for unrecognized tax benefits and the Company's foreign and domestic operations.
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
As of July 31, 2024, unrecognized tax benefits were $349.9 million, of which $160.1 million would affect the effective tax rate if recognized. The Company has classified approximately $159.5 million of unrecognized tax benefit as current tax liability due to anticipated timing of the settlement of the bilateral advance pricing agreement (“BAPA”) with the U.S. Internal Revenue Service (“IRS”) and Dutch Tax Authority (“DTA”) and their associated payments, which are expected to be made within the next 12 months. The Company is unable to reasonably estimate the timing of remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. Accrued interest and penalties were $55.4 million as of July 31, 2024 and $52.1 million as of January 31, 2024, respectively.
The Company has been in BAPA negotiations between the IRS and the DTA relating to the Company’s transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, the Company for the first time discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2026. The proposed agreements between the Company, the IRS and the DTA are not yet final; in anticipation of the agreements, $254.9 million of net tax liability was recorded in the year ended January 31, 2024, and a net reduction of $38.1 million of tax liability was recorded for the six months ended July 31, 2024. An increase of $8.6 million was recorded in the net liability in the three months ended April 30, 2024, and a decrease of $46.7 million was recorded in the net liability in the three months ended July 31, 2024. These amounts represent the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents the Company’s best estimate of the tax liability associated with the proposed agreements and their related effects.

As of July 31, 2024, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company is currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. The Company expects negotiations to continue through the end of fiscal year 2025. The Company believes that it has adequately reserved for the outcome of this audit. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Income (Loss) per Share
The following table sets forth basic and diluted income (loss) per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to GitLab	$12,949	$(50,080)	$(41,695)	$(102,549)

Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	159,677	153,644	158,973	152,683
Dilutive impact of Stock Options	5,452	—	—	—
Dilutive impact of RSUs	1,166	—	—	—
Dilutive impact of ESPP	51	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	166,346	153,644	158,973	152,683
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	$0.08	$(0.33)	$(0.26)	$(0.67)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	$0.08	$(0.33)	$(0.26)	$(0.67)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	July 31, 2024	July 31, 2023
Shares subject to outstanding common stock options	—	9,933
Unvested restricted stock in connection with business combination	2	3
Unvested early exercised stock options	—	63
Unvested RSUs and PSUs	6,917	11,465
Shares subject to the ESPP	222	71
Total	7,141	21,535
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $135.1 million as of July 31, 2024, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of July 31, 2024 and January 31, 2024, the estimated liability relating to these matters was $2.1 million and $2.2 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 40 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps Platform is considered a single customer.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform every month and, as of July 31, 2024, had done so for the last 154 months. We intend to continue releasing new software on a monthly cadence.
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

Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 9,314 as of July 31, 2024 from 7,815 as of July 31, 2023, an increase of 19%, our $100,000 ARR customers increased to 1,076 as of July 31, 2024 from 810 as of July 31, 2023, an increase of 33%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The DevSecOps Platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both in the United States and internationally. We believe that we have more than 40 million registered users, which includes users of our free tier offering, provides a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of July 31, 2024 and 2023, our Dollar-Based Net Retention Rate was 126% and 129%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of July 31,
	2024	2023
Dollar-Based Net Retention Rate	126%	129%
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

	As of July 31,
	2024	2023
$100,000 ARR customers	1,076	810

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
Cost of Revenue
Subscription - self-managed and SaaS
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third-party service providers, personnel-related costs associated with our customer support personnel, including contractors, third-party payment processing fees, and allocated overhead. Personnel-related expenses consist of salaries, benefits, bonuses, and stock-based compensation. We expect our cost of revenue for self-managed and SaaS subscriptions to increase in absolute dollars as our self-managed and SaaS subscription revenue increases. As our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins.
License - self-managed and other
Cost of self-managed license and other revenue consists primarily of contractor and personnel-related costs, including stock-based compensation expense, associated with the professional services team and customer support team, and allocated overhead. We expect our cost of revenue for self-managed license and other to increase in absolute dollars as our self-managed and other revenue increases.

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
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$163,181	$122,096	$314,360	$233,287
License—self-managed and other	19,403	17,485	37,411	33,172
Total revenue	182,584	139,581	351,771	266,459
Cost of revenue:(1)
Subscription—self-managed and SaaS	16,630	10,871	30,469	21,762
License—self-managed and other	4,740	3,825	9,677	6,873
Total cost of revenue	21,370	14,696	40,146	28,635
Gross profit	161,214	124,885	311,625	237,824
Operating expenses:
Sales and marketing(1)	97,778	92,116	190,202	178,653
Research and development(1)	61,273	49,007	115,413	99,394
General and administrative(1)	43,168	37,819	100,655	72,067
Total operating expenses	202,219	178,942	406,270	350,114
Loss from operations	(41,005)	(54,057)	(94,645)	(112,290)
Interest income	12,827	9,112	24,857	16,427
Other income (expense), net	1,032	(1,330)	465	(1,077)
Loss before income taxes and loss from equity method investment	(27,146)	(46,275)	(69,323)	(96,940)
Loss from equity method investment, net of tax	—	(917)	—	(1,665)
Provision for (benefit from) income taxes	(39,420)	4,016	(26,710)	5,502
Net income (loss)	$12,274	$(51,208)	$(42,613)	$(104,107)
Net loss attributable to noncontrolling interest(2)	(675)	(1,128)	(918)	(1,558)
Net income (loss) attributable to GitLab	$12,949	$(50,080)	$(41,695)	$(102,549)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

			(in thousands)
Cost of revenue	$2,076	$1,698	$3,931	$3,112
Sales and marketing	19,881	21,295	37,278	35,059
Research and development	16,114	12,477	28,450	24,179
General and administrative	10,898	10,898	21,562	16,348
Total stock-based compensation expense	$48,969	$46,368	$91,221	$78,698
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Revenue	100%	100%	100%	100%
Cost of revenue	12	11	11	11
Gross profit	88	89	89	89
Operating expenses:
Sales and marketing	54	66	54	67
Research and development	34	35	33	37
General and administrative	24	27	29	27
Total operating expenses	111	128	115	131
Loss from operations	(22)	(39)	(27)	(42)
Interest income	7	7	7	6
Other income (expense), net	1	(1)	—	—
Loss before income taxes and loss from equity method investment	(15)	(33)	(20)	(36)
Loss from equity method investment, net of tax	—	(1)	—	(1)
Provision for (benefit from) income taxes	(22)	3	(8)	2
Net income (loss)	7%	(37)%	(12)%	(39)%
Net loss attributable to noncontrolling interest	—%	(1)%	—%	(1)%
Net income (loss) attributable to GitLab	7%	(36)%	(12)%	(38)%

Comparison of the Three and Six Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$163,181	$122,096	$41,085	34%	$314,360	$233,287	$81,073	35%
License—self-managed and other	19,403	17,485	1,918	11	37,411	33,172	4,239	13
Total revenue	$182,584	$139,581	$43,003	31%	$351,771	$266,459	$85,312	32%
Revenue increased $43.0 million, or 31%, to $182.6 million for the three months ended July 31, 2024 from $139.6 million for the three months ended July 31, 2023. Revenue increased $85.3 million, or 32%, to $351.8 million for the six months ended July 31, 2024 from $266.5 million for the six months ended July 31, 2023. The increase in both the three and six months ended July 31, 2024 was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of July 31, 2024 and 2023, our expansion is reflected by our Dollar-Based Net Retention Rate being 126% and 129%, respectively. We had 1,076 customers with ARR over $100,000 as of July 31, 2024, increasing from 810 customers with ARR over $100,000 as of July 31, 2023.
Revenue attributed to our variable interest entity, JiHu, was $1.8 million and $1.6 million for the three months ended July 31, 2024 and 2023, respectively, and $3.4 million and $3.1 million for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$21,370	$14,696	$6,674	45%	$40,146	$28,635	$11,511	40%
Gross profit	161,214	124,885	36,329	29	311,625	237,824	73,801	31
Gross margin	88%	89%		(1)%	89%	89%		—%
Cost of revenue increased by $6.7 million, to $21.4 million for the three months ended July 31, 2024 from $14.7 million for the three months ended July 31, 2023, primarily due to an increase of $2.4 million in third party hosting costs for increased SaaS and cloud usage and $2.0 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.4 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $1.8 million in the amortization of intangible assets, partially offset by a decrease of $0.2 million in software and consulting expenses. Gross margin decreased by 1% to 88% for the three months ended July 31, 2024 from 89% for the three months ended July 31, 2023.

Cost of revenue increased by $11.5 million, to $40.1 million for the six months ended July 31, 2024 from $28.6 million for the six months ended July 31, 2023, primarily due to an increase of $4.1 million in third-party hosting costs for increased SaaS and cloud usage and an increase of $3.7 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.8 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributable to an increase of $2.4 million in the amortization of intangible assets, and $0.6 million in software and consulting expenses. Gross margin remained at 89% for the six months ended July 31, 2024 compared to the six months ended July 31, 2023.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million and $0.6 million for the three months ended July 31, 2024 and 2023, respectively, and $1.0 million and $1.1 million for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$97,778	$92,116	$5,662	6%	$190,202	$178,653	$11,549	6%
Sales and marketing expenses increased by $5.7 million, to $97.8 million for the three months ended July 31, 2024 from $92.1 million for the three months ended July 31, 2023, primarily due to an increase of $4.4 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount. The remaining change was mainly due to an increase of $1.1 million in hosting costs in the three months ended July 31, 2024.
Sales and marketing expenses increased by $11.5 million, to $190.2 million for the six months ended July 31, 2024 from $178.7 million for the six months ended July 31, 2023, primarily due to an increase of $12.0 million in personnel-related expenses, including an increase of $2.2 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below), partially offset by expense attributed to our variable interest entity, JiHu.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.4 million and $2.0 million for the three months ended July 31, 2024 and 2023, respectively, and $3.0 million and $4.0 million for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$61,273	$49,007	$12,266	25%	$115,413	$99,394	$16,019	16%

Research and development expenses increased by $12.3 million, to $61.3 million for the three months ended July 31, 2024 from $49.0 million for the three months ended July 31, 2023, primarily due to an increase of $10.9 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $3.6 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $0.9 million in hosting costs for internal usage and an increase of $0.4 million in restructuring costs.
Research and development expenses increased by $16.0 million, to $115.4 million for the six months ended July 31, 2024 from $99.4 million for the six months ended July 31, 2023, primarily due to an increase of $16.0 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $4.3 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to $1.2 million in hosting costs for internal usage, partially offset by a decrease of $1.7 million in restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.6 million and $0.7 million for the three months ended July 31, 2024 and 2023, respectively, and $0.4 million and $2.7 million for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$43,168	$37,819	$5,349	14%	$100,655	$72,067	$28,588	40%
General and administrative expenses increased by $5.3 million, to $43.2 million for the three months ended July 31, 2024 from $37.8 million for the three months ended July 31, 2023, primarily driven by an increase of $3.8 million attributable to the fair value remeasurement of acquisition related contingent consideration. The remaining change was primarily due to an increase of $0.6 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount, an increase of $0.5 million in software and consulting expenses, and an increase of $0.3 million in charitable donation of common stock.
General and administrative expenses increased by $28.6 million, to $100.7 million for the six months ended July 31, 2024 from $72.1 million for the six months ended July 31, 2023, primarily driven by $14.5 million expense related to our in-person company-wide event. The remaining change was primarily due to an increase of $6.6 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $5.2 million in stock-based compensation expense (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $3.8 million attributable to the fair value remeasurement of acquisition related contingent consideration, an increase of $1.2 million in software and consulting expenses, and an increase of $0.6 million in charitable donation of common stock.
General and administrative expenses attributed to our variable interest entity, JiHu, was $0.9 million and $1.4 million for the three months ended July 31, 2024 and 2023, respectively, and $1.7 million and immaterial for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$2,076	$1,698	$378	22%	$3,931	$3,112	$819	26%
Sales and marketing	19,881	21,295	(1,414)	(7)	37,278	35,059	2,219	6
Research and development	16,114	12,477	3,637	29	28,450	24,179	4,271	18
General and administrative	10,898	10,898	—	—	21,562	16,348	5,214	32
Total stock-based compensation expense	$48,969	$46,368	$2,601	6%	$91,221	$78,698	$12,523	16%
Stock-based compensation expense increased by $2.6 million, to $49.0 million for the three months ended July 31, 2024 from $46.4 million for the three months ended July 31, 2023, primarily due to an increase of $11.4 million of expense from RSUs, offset by a decrease of $5.0 million for grant modifications, a decrease of $3.2 million related to our ESPP and a decrease of $1.3 million related to stock options.
Stock-based compensation expense increased by $12.5 million, to $91.2 million for the six months ended July 31, 2024 from $78.7 million for the six months ended July 31, 2023, primarily due to an increase of $23.6 million of expense from RSUs, offset by a decrease of $6.4 million for grant modifications, and a decrease of $5.1 million related to our ESPP.
Stock-based compensation expense attributed to our variable interest entity, JiHu, was $0.1 million and $0.2 million for the three months ended July 31, 2024 and 2023, respectively, and a $0.2 million gain and $2.7 million gain for the six months ended July 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$12,827	$9,112	$3,715	41%	$24,857	$16,427	$8,430	51%

Foreign exchange gains (losses), net	867	(1,268)	2,135	(168)	230	(994)	1,224	(123)
Other income (expense), net	165	(62)	227	(366)	235	(83)	318	(383)
Total other income (expense), net	$1,032	$(1,330)	$2,362	(178)%	$465	$(1,077)	$1,542	(143)%

For the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023.
The change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$—	$(917)	$917	(100)%	$—	$(1,665)	$1,665	(100)%
We recorded an impairment charge of $8.9 million in other income (expense), net in the condensed consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024. As a result there is no loss from equity method investment for the three and six months ended July 31, 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(39,420)	$4,016	$(43,436)	(1081.6)%	$(26,710)	$5,502	$(32,212)	(585.5)%
Effective tax rate	145.2%	(8.7)%	153.9%		38.5%	(5.7)%	44.2%
Our effective tax rate increased by approximately 153.9% for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. A tax benefit is expressed as a positive rate because of our pretax loss. The increase in tax benefit was primarily due to the tax effects of the BAPA negotiations between the United States and Dutch taxing authorities, and the Company's foreign and domestic operations.
Our effective tax rate increased by approximately 44.2% for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023, representing an increased tax benefit. The increase in tax benefit was primarily due to the tax effects of the BAPA negotiations between the United States and Dutch taxing authorities, and the Company's foreign and domestic operations.
Our effective tax rate for the three and six months ended July 31, 2024 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the tax effects of the BAPA negotiations between the United States and Dutch taxing authorities, and the Company’s foreign and domestic operations.

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
We have been in BAPA negotiations between the IRS and the DTA relating to our transfer pricing arrangements between the United States and the Netherlands. In the year ended January 31, 2024, we for the first time discussed with the IRS and DTA a framework to finalize its transfer pricing arrangements for the proposed BAPA period consisting of tax years ending December 31, 2018 through January 31, 2026. The proposed agreements between us, the IRS and the DTA are not yet final; in anticipation of the agreements, $254.9 million of net tax liability was recorded in the year ended January 31, 2024, and a net reduction of $38.1 million of tax liability was recorded for the six months ended July 31, 2024 based on on-going BAPA negotiations. An increase of $8.6 million was recorded in the net liability in the three months ended April 30, 2024, and a decrease of $46.7 million was recorded in the net liability in the three months ended July 31, 2024. These amounts represent the unrecognized tax benefit relating to the BAPA. The unrecognized tax benefit represents our best estimate of the tax liability associated with the proposed agreements and their related effects.
As of July 31, 2024, our U.S. federal 2018 through 2022 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. We are currently under examination in the Netherlands for the tax years ended December 31, 2015 and 2016. We expect negotiations to continue through the end of fiscal year 2025. We believe that we have adequately reserved for the outcome of this audit. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of July 31, 2024, unrecognized tax benefits were $349.9 million, of which $160.1 million would affect the effective tax rate if recognized. We have classified approximately $159.5 million of unrecognized tax benefit as current tax liability due to anticipated timing of the settlement with the Internal Revenue Service and Dutch taxing authorities and their associated payments, which are expected to be made within the next 12 months. We are unable to reasonably estimate the timing of remaining long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. Accrued interest and penalties were $55.4 million as of July 31, 2024 and $52.1 million as of January 31, 2024, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.

As of July 31, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.1 billion and $1.0 billion, respectively, which were held for working capital and strategic investment purposes. As of July 31, 2024, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31, 2024
	2024	2023

	(in thousands)
Net cash provided by operating activities	$49,835	$16,148
Net cash provided by (used in) investing activities	$84,223	$(65,045)
Net cash provided by financing activities	$18,005	$25,528
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
Cash provided by operating activities during the six months ended July 31, 2024 was $49.8 million, primarily consisting of our net loss of $42.6 million, adjusted for non-cash items of $119.8 million (mainly attributable to stock-based compensation expense of $91.2 million and amortization of deferred contract acquisition costs, net of $22.9 million), and net cash outflows of $27.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in deferred contract acquisition costs of $21.0 million, the decrease in accrued expenses and other liabilities of $21.6 million, the decrease in accrued compensation and related expenses of $6.9 million, and the decrease in other non-current liabilities of $8.1 million, partially offset by the decrease in prepaid expenses and other current assets of $13.3 million, and the increase in deferred revenue of $14.8 million.

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
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2024 was $84.2 million, primarily consisting of $112.8 million in proceeds from maturities, net of purchases of short-term investments, partially offset by a $20.2 million payment for a business combination, net of cash acquired, a $7.3 million payment for an asset acquisition, and $1.6 million in purchases of property and equipment.
Cash used in investing activities during the six months ended July 31, 2023 was $65.0 million, primarily consisting of $62.0 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, and $0.5 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2024 was $18.0 million, attributable to $10.1 million proceeds from the issuance of common stock upon stock options exercises, and $7.9 million of proceeds from the issuance of common stock under the ESPP.
Cash provided by financing activities during the six months ended July 31, 2023 was $25.5 million, attributable to $17.8 million of proceeds from the issuance of common stock upon stock options exercises, and $7.8 million of proceeds from the issuance of common stock under the ESPP.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for purchases of property and equipment, plus any non-recurring income tax payments related to the BAPA. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and any non-recurring income tax payments related to the BAPA, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Computation of adjusted free cash flow (1)
GAAP net cash provided by operating activities	$11,697	$27,109	$49,835	$16,148
Less: Purchases of property and equipment	(851)	(277)	(1,551)	(533)
Non-GAAP adjusted free cash flow	$10,846	$26,832	$48,284	$15,615

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
Recently Issued Accounting Pronouncements
Aside from the new accounting pronouncements already discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, there were no additional pronouncements issued or effective during the period that would materially affect our condensed consolidated financial statements.

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
Interest Rate Risk
As of July 31, 2024 and January 31, 2024, we had $1.1 billion and $1.0 billion of cash, cash equivalents, and short-term investments, respectively. As of July 31, 2024 and January 31, 2024, our cash equivalents and short-term investments of $1.0 billion and $955.3 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 31, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $3.6 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 4 months as of July 31, 2024.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of July 31, 2024, we have $46.8 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of July 31, 2024, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2024, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
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
As a result, the following material weakness exists as of July 31, 2024:
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
Remediation Efforts and Status
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, we are currently in the process of remediating our material weakness and have taken the steps that we believe will address the underlying causes of the material weakness, including:
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

We believe the actions described above, which we have implemented in the second quarter of fiscal year 2025, once fully tested, will be sufficient to remediate the identified material weakness and strengthen our internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 9,314 as of July 31, 2024 from 7,815 as of July 31, 2023. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, and investment decisions by our customers.
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
Our total revenue for the six months ended July 31, 2024 and 2023 was $351.8 million and $266.5 million, respectively, representing a growth rate of 32%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $172.3 million, $424.2 million and $41.7 million in fiscal year 2023, fiscal year 2024 and for the six months ended July 31, 2024, respectively. As of July 31, 2024, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal data and our third-party service providers’ information technology systems could result from artificial intelligence, or AI, related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber attacks, including denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to the GitLab application or data, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. In addition, in July 2023, the Securities and Exchange Commission, or the SEC, adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cybersecurity incidents, where failure to report may result in the SEC imposing injunctions, fines and other penalties.
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

If we fail to detect, contain, or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyber attack that impacts our ability to operate The DevSecOps Platform, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, while we maintain cyber insurance that may provide coverage for these types of incidents, such coverage may not be adequate to cover the costs and other liabilities related to these incidents. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand The DevSecOps Platform, grow our customer base, and host, process, store, and transmit increasingly large amounts of proprietary and confidential data.
We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source code in our products.
The DevSecOps Platform is built using open-source technology. Using or incorporating any third-party technology can become a vector for supply-chain cyber attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber attacks as a result of our use of open source code, it may substantially damage our reputation and adversely affect our business, financial condition, and operating results.
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
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which has us competing with many providers with offerings across all stages. We compete with well-established providers such as Microsoft and Atlassian as well as other companies with offerings in fewer stages, including with respect to both code hosting and code collaboration services, as well as file storage and distribution services and artificial intelligence, or AI. Many of our competitors are significantly larger than we are and have more capital to invest in their businesses.
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
We may also encounter service interruptions, outage, or disruption due to issues interfacing with our customers’ IT systems, including stack misconfigurations or improper environment scaling, defective updates or upgrades, or due to cybersecurity attacks on ours or our customers’ IT systems. Any such service interruption may have an adverse impact on our reputation and future operating results.
Because of the (nature and importance of the data) that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, and/or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our products through their internet service providers. If a service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, interruption or disruption, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including the U.S. presidential election and ongoing armed conflicts in different regions of the world;
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

As our product offerings mature and expand, our pricing and packaging for new products may result in existing customers purchasing new products on less favorable terms to us to replace the existing products they purchase or subscribe for from us.
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
Many states, regions, and supranational bodies, including the European Union, have proposed or enacted regulations related to the use of AI and machine learning technologies. These regulations may impose onerous obligations related to our, and our vendors’, development, offering, and use of AI technologies and expose us to an increased risk of regulatory enforcement and litigation.
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
Further, from time to time, we may receive letters from third parties alleging that we are infringing upon their intellectual property rights or inviting us to license their intellectual property rights. Our technologies and other intellectual property may be found to infringe upon such third-party rights, and such successful claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. And we may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.
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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal data. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA has also prompted a number of passed laws and proposals for new federal and state privacy legislation that, if passed, could increase our potential liability and compliance costs, particularly in the event of a data breach, and adversely affect our business, including how we use personal data, our financial condition, and the results of our operations or prospects. For instance, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially resulting in additional costs and expense of resources to maintain compliance. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and collectively, Trade Controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. For example, Trade Controls targeting Russia and Belarus, impose a license requirement for the export of our product to those countries and have sanctioned various entities and individuals located there, while recent sanctions restrict the provision of certain cloud services to Russia. Those Trade Controls, which are unprecedented and expansive, continue to evolve and further restrict our ability to do business in that region. Processing payments from those customers, even when legally permissible, has become very difficult, in part because most U.S. and E.U. banks are unwilling to facilitate those transactions. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
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
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court and/or federal appellate courts. For example, the U.S. Supreme

Court’s decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply.
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
In March 2023, Mr. Sijbrandij announced that he had been diagnosed with osteosarcoma and was undergoing treatment, including chemotherapy. In June 2024, Mr. Sijbrandij announced his intention to again undergo treatment due to a recent discovery of a part of the original lesion. Mr. Sijbrandij intends to continue in his role as Chief Executive Officer and Chair of the board of directors throughout his treatment period and to work closely with our board of directors and management to execute on our business priorities. However, his condition may change and may prevent him from continuing to perform his role. In the event that Mr. Sijbrandij is no longer able to perform his duties as Chief Executive Officer, we will be required to identify, recruit and hire a new Chief Executive Officer. While our board of directors regularly reviews potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new Chief Executive Officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.
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
As a result, the following material weakness exists as of July 31, 2024:
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
Although the aforementioned material weakness did not result in a material misstatement to our annual or interim financial statements, the deficiency could result in misstatements potentially impacting the financial reporting processes related to revenue and related disclosures that would not be prevented or detected. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of July 31, 2024.
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
In December 2017, the U.S. federal government enacted the tax reform legislation known as the Tax Cuts and Jobs Act, or the 2017 Tax Act. The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the U.S. corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation tax on certain post-1986 foreign earnings. Recently the U.S. Treasury Department issued regulations for the purpose of interpreting the 2017 Tax Act, including regulations disallowing foreign tax credits for taxes which are dissimilar to income taxes, limiting the deductibility of interest, and requiring the capitalization of research and development expenses. Due to the reconciliation process used to pass the 2017 Tax Act, many provisions are in the process of being phased out, and it is uncertain whether many of the provisions in the 2017 Tax Act will be restored. The Inflation Reduction Act of 2022, enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year.
Over the last several years, the Organization for Economic Cooperation and Development, or the OECD, has been working on a Base Erosion and Profit Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The OECD has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation. On December 15, 2022, the European Union member states agreed to implement the OECD’s global minimum tax rate of 15%. Similarly, the European

Union and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.
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
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws to expand the tax bases. Our existing corporate structure has been implemented in a manner we believe is in compliance with current tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies, including for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations, possibly with retroactive effect. Moreover, changes to our corporate structure could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2024, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price may decline. In addition, if our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended July 31, 2024.

(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2024 of GitLab Inc, as amended.					X
10.1	GitLab Inc. Amended and Restated Separation Benefits Plan.	8-K	001-40895	10.1	6/25/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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
Date: September 3, 2024
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: September 3, 2024
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer
Date: September 3, 2024
	By:	/s/ Erin Mannix
Name: Erin Mannix
Title: Chief Accounting Officer