Form 10-Q
period 2024-10-31
Gitlab Inc.
filed 2024-12-06
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 25, 2024, the number of shares of the registrant’s Class A common stock outstanding was 141.2 million and the number of shares of the registrant’s Class B common stock outstanding was 21.1 million.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31, 2024(1)	January 31, 2024(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,632	$287,996
Short-term investments	740,340	748,289
Accounts receivable, net of allowance for doubtful accounts of $891 and $673 as of October 31, 2024 and January 31, 2024, respectively	197,555	166,731
Deferred contract acquisition costs, current	34,518	32,300
Prepaid expenses and other current assets	43,120	45,601
Total current assets	1,192,165	1,280,917
Property and equipment, net	3,563	2,954
Operating lease right-of-use assets	444	405
Goodwill	16,131	8,145
Intangible assets, net	19,536	1,733
Deferred contract acquisition costs, non-current	17,248	19,317
Other non-current assets	3,552	4,390
TOTAL ASSETS	$1,252,639	$1,317,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,224	$1,738
Accrued expenses and other current liabilities	51,821	286,178
Accrued compensation and benefits	27,274	35,809
Deferred revenue, current	383,183	338,348
Total current liabilities	464,502	662,073
Deferred revenue, non-current	14,138	23,794
Other non-current liabilities	3,776	14,060
TOTAL LIABILITIES	482,416	699,927
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of October 31, 2024 and January 31, 2024; no shares issued and outstanding as of October 31, 2024 and January 31, 2024	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of October 31, 2024 and January 31, 2024; 140,528 and 114,670 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of October 31, 2024 and January 31, 2024; 21,555 and 42,887 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	1,891,653	1,718,661
Accumulated deficit	(1,161,952)	(1,149,822)
Accumulated other comprehensive income (loss)	(4,996)	2,335
Total GitLab stockholders’ equity	724,705	571,174
Noncontrolling interests	45,518	46,760
TOTAL STOCKHOLDERS’ EQUITY	770,223	617,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,252,639	$1,317,861
___________
(1) As of October 31, 2024 and January 31, 2024, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $43.4 million and $47.6 million, respectively, and liabilities of $6.1 million for each period presented. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$175,257	$130,993	$489,617	$364,280
License—self-managed and other	20,790	18,675	58,201	51,847
Total revenue	196,047	149,668	547,818	416,127
Cost of revenue:
Subscription—self-managed and SaaS	17,170	11,559	47,639	33,321
License—self-managed and other	4,955	3,525	14,632	10,398
Total cost of revenue	22,125	15,084	62,271	43,719
Gross profit	173,922	134,584	485,547	372,408
Operating expenses:
Sales and marketing	95,340	86,978	285,542	265,631
Research and development	61,354	49,058	176,767	148,452
General and administrative	45,960	38,815	146,615	110,882
Total operating expenses	202,654	174,851	608,924	524,965
Loss from operations	(28,732)	(40,267)	(123,377)	(152,557)
Interest income	12,586	10,874	37,443	27,301
Other income (expense), net	4,992	569	5,457	(508)
Loss before income taxes and loss from equity method investment	(11,154)	(28,824)	(80,477)	(125,764)
Loss from equity method investment, net of tax	—	(743)	—	(2,408)
Provision for (benefit from) income taxes	(39,421)	256,788	(66,131)	262,290
Net income (loss)	$28,267	$(286,355)	$(14,346)	$(390,462)
Net loss attributable to noncontrolling interest	(1,298)	(1,197)	(2,216)	(2,755)
Net income (loss) attributable to GitLab	$29,565	$(285,158)	$(12,130)	$(387,707)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	$0.18	$(1.84)	$(0.08)	$(2.53)
Diluted	$0.18	$(1.84)	$(0.08)	$(2.53)
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	161,317	155,123	159,756	153,504
Diluted	167,436	155,123	159,756	153,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net income (loss)	$28,267	$(286,355)	$(14,346)	$(390,462)
Foreign currency translation adjustments	(5,637)	(1,354)	(8,183)	(2,576)
Net change in unrealized gains on available-for-sale securities	682	715	581	2,018
Comprehensive income (loss) including noncontrolling interest	$23,312	$(286,994)	$(21,948)	$(391,020)
Net loss attributable to noncontrolling interest	(1,298)	(1,197)	(2,216)	(2,755)
Foreign currency translation adjustments attributable to noncontrolling interest	611	(404)	(271)	(2,810)
Comprehensive loss attributable to noncontrolling interest	(687)	(1,601)	(2,487)	(5,565)
Comprehensive income (loss) attributable to GitLab	$23,999	$(285,393)	$(19,461)	$(385,455)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,191,517)	$570	$45,165	$688,004
Conversion of Class B common stock to Class A common stock	3,255	—	(3,255)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	847	—	7,830	—	—	—	7,830
Issuance of common stock related to RSUs vested	758	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	78	—	—	—	78
Stock-based compensation expense	—	—	—	—	47,002	—	—	1,040	48,042
Other comprehensive income (loss)	—	—	—	—	—	—	(5,566)	611	(4,955)
Net income (loss)	—	—	—	—	—	29,565	—	(1,298)	28,267
Balances at October 31, 2024	140,528	$—	21,555	$—	$1,891,653	$(1,161,952)	$(4,996)	$45,518	$770,223

	Three Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2023	103,432	$—	51,178	$—	$1,610,072	$(828,197)	$1,782	$47,583	$831,240
Conversion of Class B common stock to Class A common stock	3,621	—	(3,621)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	407	—	4,706	—	—	—	4,706
Issuance of common stock related to RSUs vested	625	—	—	—	—	—	—	—	—
Charitable donation of common stock	54	—	—	—	2,675	—	—	—	2,675
Vesting of early exercised stock options	—	—	—	—	221	—	—	—	221
Stock-based compensation expense	—	—	—	—	40,740	—	—	594	41,334
Change in noncontrolling interest ownership	—	—	—	—	(39)	—	—	39	—
Other comprehensive loss	—	—	—	—	—	—	(235)	(404)	(639)
Net loss	—	—	—	—	—	(285,158)	—	(1,197)	(286,355)
Balances at October 31, 2023	107,732	$—	47,964	$—	$1,658,375	$(1,113,355)	$1,547	$46,615	$593,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,149,822)	$2,335	$46,760	$617,934
Conversion of Class B common stock to Class A common stock	23,110	—	(23,110)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,778	—	17,904	—	—	—	17,904
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Issuance of common stock related to RSUs vested	2,323	—	—	—	—	—	—	—	—
Charitable donation of common stock	173	—	—	—	8,871	—	—	—	8,871
Vesting of early exercised stock options	—	—	—	—	267	—	—	—	267
Stock-based compensation expense	—	—	—	—	138,427	—	—	836	139,263
Change in noncontrolling interest ownership	—	—	—	—	(409)	—	—	409	—
Other comprehensive loss	—	—	—	—	—	—	(7,331)	(271)	(7,602)
Net loss	—	—	—	—	—	(12,130)	—	(2,216)	(14,346)
Balances at October 31, 2024	140,528	$—	21,555	$—	$1,891,653	$(1,161,952)	$(4,996)	$45,518	$770,223

	Nine Months Ended October 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(725,648)	$(705)	$53,705	$824,725
Conversion of Class B common stock to Class A common stock	10,979	—	(10,979)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,467	—	22,639	—	—	—	22,639
Issuance of common stock under employee stock purchase plan	247	—	—	—	7,751	—	—	—	7,751
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	1,663	—	—	—	—	—	—	—	—
Charitable donation of common stock	188	—	—	—	8,025	—	—	—	8,025
Vesting of early exercised stock options	—	—	—	—	1,030	—	—	—	1,030
Stock-based compensation expense	—	—	—	—	122,099	—	—	(2,067)	120,032
Change in noncontrolling interest ownership	—	—	—	—	(542)	—	—	542	—
Other comprehensive income (loss)	—	—	—	—	—	—	2,252	(2,810)	(558)
Net loss	—	—	—	—	—	(387,707)	—	(2,755)	(390,462)
Balances at October 31, 2023	107,732	$—	47,964	$—	$1,658,375	$(1,113,355)	$1,547	$46,615	$593,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(14,346)	$(390,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	139,263	120,032
Change in fair value of acquisition related contingent consideration	3,750	—
Charitable donation of common stock	8,871	8,025
Amortization of intangible assets	5,931	1,646
Depreciation expense	2,361	3,329
Amortization of deferred contract acquisition costs	35,650	31,066
Loss from equity method investment	—	3,048
Net amortization of premiums or discounts on short-term investments	(12,933)	(14,361)
Unrealized foreign exchange loss (gain), net	(5,442)	252
Other non-cash expense, net	768	317
Changes in assets and liabilities:
Accounts receivable	(31,658)	(5,291)
Prepaid expenses and other current assets	2,498	(8,183)
Deferred contract acquisition costs	(35,706)	(31,760)
Other non-current assets	851	(1,174)
Accounts payable	33	(224)
Accrued expenses and other current liabilities	(241,704)	245,857
Accrued compensation and benefits	(8,815)	2,842
Deferred revenue	34,503	29,158
Other non-current liabilities	(11,068)	16,070
Net cash provided by (used in) operating activities	(127,193)	10,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(503,394)	(573,676)
Proceeds from maturities of short-term investments	524,862	526,979
Purchases of property and equipment	(2,608)	(1,269)
Payments for business combination, net of cash acquired	(20,210)	—
Payments for asset acquisition	(7,660)	—
Escrow payment related to business combination, after acquisition date	—	(2,500)
Other investing activities	457	—
Net cash used in investing activities	(8,553)	(50,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	17,895	22,492
Issuance of common stock under employee stock purchase plan	7,932	7,751
Settlement of acquisition related contingent cash consideration	(4,900)	—
Net cash provided by financing activities	20,927	30,243
Impact of foreign exchange on cash and cash equivalents	3,455	(2,557)
Net decrease in cash and cash equivalents	(111,364)	(12,593)
Cash and cash equivalents at beginning of period	287,996	297,902
Cash and cash equivalents at end of period	$176,632	$285,309
Supplemental disclosure of cash flow information:
Cash paid for income taxes related to the bilateral advance pricing agreement	$187,735	$—

Other cash paid for income taxes	$2,585	$6,015
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$267	$1,030
Unpaid property and equipment in accounts payable	$377	$68
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, stock-based compensation expense, fair value of contingent consideration, fair valuation of retained interest in an investee on loss of control, estimation of income tax liabilities related to the bilateral advance pricing agreement (“BAPA”), valuation allowance for deferred income taxes, reserves for unrecognized income tax benefits, valuation of acquired intangibles assets and impairment of goodwill and equity method investments. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
Subscription—self-managed and SaaS	$175,257	89%	$130,993	88%	$489,617	89%	$364,280	88%
Subscription—self-managed	118,525	60	91,716	62	333,744	61	257,962	62
SaaS	56,732	29	39,277	26	155,873	28	106,318	26
License—self-managed and other	$20,790	11%	$18,675	12%	$58,201	11%	$51,847	12%
License—self-managed	16,655	9	16,037	10	47,294	9	44,016	10
Professional services and other	4,135	2	2,638	2	10,907	2	7,831	2
Total revenue	$196,047	100%	$149,668	100%	$547,818	100%	$416,127	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$159,013	$122,415	$445,896	$339,431
Europe	32,397	23,731	88,938	66,933
Asia Pacific	4,637	3,522	12,984	9,763
Total revenue	$196,047	$149,668	$547,818	$416,127
During the three and nine months ended October 31, 2024, the United States accounted for 81% of total revenue for each period presented. During the three and nine months ended October 31, 2023, the United States accounted for 82% of total revenue for each period presented. No other individual country exceeded 10% of total revenue for any of the periods presented.
The Company operates its business as a single operating segment.

Deferred Revenue
During the three and nine months ended October 31, 2024, $145.0 million and $276.6 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented. During the three and nine months ended October 31, 2023, $102.1 million and $200.8 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.
Remaining Performance Obligations
As of October 31, 2024 and January 31, 2024, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $811.8 million and $673.8 million, respectively. As of October 31, 2024, the Company expects to recognize approximately 63% of the transaction price as product or services revenue over the next 12 months and 88% over the next 24 months.
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
The Company uses various distribution channels. As of October 31, 2024, three channel partners represented 10%, 11% and 14% of the accounts receivable balance, respectively; while as of January 31, 2024, two channel partners represented 12% and 13% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of October 31, 2024 and January 31, 2024.
There were no individual customers whose revenue represented more than 10% of total revenue during the three and nine months ended October 31, 2024 and 2023.

4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$79,161	$—	$—	$79,161
Level 2:
Cash equivalents (1)
U.S. Agency securities	1,983	—	—	1,983
U.S. Treasury securities	10,429	—	(1)	10,428
Commercial paper	2,999	—	(1)	2,998
Total cash equivalents	94,572	—	(2)	94,570
Short-term investments
Commercial paper	16,725	10	(13)	16,722
Corporate debt securities	225,000	444	(146)	225,298
U.S. Agency securities	57,290	27	(59)	57,258
U.S. Treasury securities	440,597	692	(227)	441,062
Total short-term investments	739,612	1,173	(445)	740,340
Level 2 total	755,023	1,173	(447)	755,749
Total cash equivalents and short-term investments	$834,184	$1,173	$(447)	$834,910
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of October 31, 2024, in addition to cash of $82.1 million.

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents (1)
Money market funds	$187,175	$—	$—	$187,175
Level 2:
Cash equivalents (1)
U.S. Treasury securities	15,909	—	(2)	15,907
Commercial paper	3,962	—	(1)	3,961
Total cash equivalents	207,046	—	(3)	207,043
Short-term investments
Commercial paper	23,229	14	(1)	23,242
Corporate debt securities	231,219	740	(250)	231,709
U.S. Agency securities	56,324	29	(136)	56,217
U.S. Treasury securities	437,369	141	(389)	437,121
Total short-term investments	748,141	924	(776)	748,289
Level 2 total	768,012	924	(779)	768,157
Total cash equivalents and short-term investments	$955,187	$924	$(779)	$955,332
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
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the three and nine months ended October 31, 2024 and 2023, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three and nine months ended October 31, 2024, the Company recorded $12.6 million and $37.4 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $3.8 million and $12.9 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2024, respectively. During the three and nine months ended October 31, 2023, the Company recorded $10.9 million and $27.3 million of interest income on cash equivalents and short-term investments, respectively, which includes $5.9 million and $14.4 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2023, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 31, 2024
U.S. Agency securities	$32,886	$(59)	$—	$—	$32,886	$(59)
Commercial paper	9,846	(14)	—	—	9,846	(14)
Corporate debt securities	59,688	(127)	24,876	(19)	84,564	(146)
U.S. Treasury securities	178,506	(228)	1,000	—	179,506	(228)
Total cash equivalents and short-term investments	$280,926	$(428)	$25,876	$(19)	$306,802	$(447)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2024
U.S. Agency securities	$35,979	$(53)	$11,386	$(83)	$47,365	$(136)
Commercial paper	15,462	(2)	—	—	15,462	(2)
Corporate debt securities	85,998	(192)	15,485	(58)	101,483	(250)
U.S. Treasury securities	139,567	(192)	41,193	(199)	180,760	(391)
Total cash equivalents and short-term investments	$277,006	$(439)	$68,064	$(340)	$345,070	$(779)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	October 31, 2024		January 31, 2024
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$633,311	$634,277	$619,286	$618,765
Due between 1 year to 2 years	106,301	106,063	128,855	129,524
Total	$739,612	$740,340	$748,141	$748,289
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
Liabilities are measured at fair value on a recurring basis. The Company had contingent cash consideration from a business combination which was determined based upon the satisfaction of certain defined operational milestones and was remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liability is included in Level 3 of the fair value measurement hierarchy.

The Company reassessed the fair value of outstanding operational milestones during the three and nine months ended October 31, 2024. The Company recorded zero and a $3.8 million change in fair value for the three and nine months ended October 31, 2024, respectively. The change in fair value was included in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended October 31, 2024. There were no changes to the fair value during the three and nine months ended October 31, 2023.
In October 2024, the remaining milestones were achieved, and the Company paid $6.9 million of contingent cash consideration during the three months ended October 31, 2024. The Company had $0.6 million and $3.6 million of Level 3 contingent consideration as of October 31, 2024 and January 31, 2024, respectively.
Interest accretion expense was $0.1 million and immaterial for the three months ended October 31, 2024 and 2023, respectively, and $0.1 million for both the nine months ended October 31, 2024 and 2023.
5. Supplemental Financial Statement Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Income tax liability related to BAPA (1)	$16,584	$258,675
Accrued expenses	18,229	11,499
Acquisition related liabilities (2)	641	3,608
Income taxes payable	2,688	2,212
Customer refunds payable	5,269	3,019
Indirect taxes payable	3,086	3,928
ESPP employee contributions	5,068	2,827
Operating lease liabilities, current	256	410
Total accrued expenses and other current liabilities	$51,821	$286,178
(1) Refer to “Note 12. Income Taxes”.
(2) Refer to “Note 4. Cash Equivalents and Short-Term Investments”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Foreign exchange gains (losses), net	$5,096	$488	$5,326	$(506)
Other income (expense), net	(104)	81	131	(2)
Total other income (expense), net	$4,992	$569	$5,457	$(508)

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
Total consideration includes $3.6 million deposited in an escrow account as partial security for post-closing indemnification claims made within 15 months of the Acquisition Date. As the Company is not the legal owner of the escrow account, it is not recorded on the condensed consolidated balance sheet as of October 31, 2024.
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
During the three months ended October 31, 2024, the milestones attached to the first payment tranche were achieved and $1.1 million was paid out to the two co-founders. The Company recorded $0.1 million and $1.1 million of the founder holdback in general and administrative expenses in its condensed consolidated statement of operations for the three and nine months ended October 31, 2024, respectively.

Acquisition related transaction costs were $1.2 million for the nine months ended October 31, 2024, and were recorded by the Company in general and administrative expenses in its condensed consolidated statement of operations.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $20.3 million was allocated using information available to the Company at the time of acquisition. The Company may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, tax-related items and revisions of preliminary estimates. During the three and nine months ended October 31, 2024, there were no measurement period adjustments identified and recorded.
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
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$8,145
Acquisition of Oxeye	8,055
Foreign currency translation adjustments	(69)
Balance as of October 31, 2024	$16,131
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

October 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$22,273	$(9,278)	$12,995	2.3
Developed technology from asset acquisitions (2)	7,660	(1,119)	6,541	2.6
Total	$29,933	$(10,397)	$19,536

January 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(4,467)	$1,733	0.8
Developed technology from asset acquisitions (1)	914	(914)	—	0.0
Total	$7,114	$(5,381)	$1,733
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
(2) During the three months ended October 31, 2024, the Company wrote off $0.9 million of fully amortized intangible assets as the technology had become obsolete.
Amortization expense was $2.5 million and $5.9 million for the three and nine months ended October 31, 2024, respectively, and $0.5 million and $1.6 million for the three and nine months ended October 31, 2023, respectively.
As of October 31, 2024, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2025	$2,159
2026	7,911
2027	7,911
2028	1,555
Total future amortization	$19,536

8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.1 million and $4.1 million for the three and nine months ended October 31, 2024, respectively, and $0.9 million and $3.6 million for the three and nine months ended October 31, 2023, respectively.
9. Equity
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	October 31, 2024	January 31, 2024
Class A and Class B common stock
Options issued and outstanding	6,617	8,503
Shares available for issuance under Equity Incentive Plans	29,641	24,868
RSUs and PSUs issued and outstanding	11,820	10,930
Shares reserved for issuance to charitable organizations	1,231	1,404
ESPP	6,722	5,398
Total	56,031	51,103
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan (together the “Plans”).
The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	October 31, 2024	January 31, 2024
Available at beginning of period	24,868	21,483
Awards authorized	7,878	7,557
RSUs and PSUs granted	(4,743)	(6,258)
RSUs and PSUs canceled and forfeited	1,530	1,292
Options canceled and forfeited	108	777
Options repurchased	—	17
Available at end of period	29,641	24,868
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
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2024	8,503	$13.03	5.85	$499.2
Options granted	—	—	—
Options exercised	(1,778)	10.07	—
Options canceled	(11)	13.95	—
Options forfeited	(97)	18.36	—
Balances at October 31, 2024	6,617	$13.66	5.41	$265.3
Options vested at October 31, 2024	5,749	$12.91	5.25	$234.8
Options vested and expected to vest at October 31, 2024	6,617	$13.66	5.41	$265.3
During the three and nine months ended October 31, 2024, the Company recorded $3.1 million and $10.0 million stock-based compensation expense related to options, respectively. During the three and nine months ended October 31, 2023, the Company recorded $4.3 million and $13.8 million stock-based compensation expense related to options, respectively.
As of October 31, 2024, approximately $9.6 million of total unrecognized compensation cost was related to stock options granted, that is expected to be recognized over a weighted-average period of 1.1 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands) (1)	Weighted- Average grant date fair value
Balances at January 31, 2024	7,701	$47.20
Granted	4,743	53.38
Vested	(2,323)	49.15
Canceled/forfeited	(1,530)	49.28
Balances at October 31, 2024	8,591	$49.69
(1) The table above does not include 3 million RSUs granted to the Company’s founder and the Chief Executive Officer (“CEO”) described below.
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three and nine months ended October 31, 2024, the Company recorded $40.3 million and $117.1 million stock-based compensation expense related to RSUs, respectively. During the three and nine months ended October 31, 2023, the Company recorded $31.7 million and $84.9 million stock-based compensation expense related to RSUs, respectively.

As of October 31, 2024, approximately $401.7 million of total unrecognized compensation cost was related to RSUs granted to team members other than the CEO, that is expected to be recognized over a weighted-average period of 2.7 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to revenue performance condition and service conditions. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal year 2025 and the service condition in calendar year 2025. The Company recorded $0.9 million and $1.8 million of stock-based compensation expense related to PSUs during the three and nine months ended October 31, 2024, respectively. The Company recorded a $0.4 million and $0.7 million of stock-based compensation related to PSUs during the three and nine months ended October 31, 2023, respectively. As of October 31, 2024, unrecognized stock-based compensation expense related to these PSUs was $1.4 million to be recognized over a period of 1.1 years.
CEO Performance Award
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and CEO, with an estimated aggregate grant date fair value of $8.8 million. During the three and nine months ended October 31, 2024, the Company recorded $0.3 million and $1.0 million of stock-based compensation expense related to the CEO RSU, respectively. During the three and nine months ended October 31, 2023, the Company recorded $0.4 million and $1.2 million of stock-based compensation expense related to the CEO RSU, respectively.
As measured from the grant date, the derived service period of the respective tranches ranges from 3 to 7 years. As of October 31, 2024, unrecognized stock-based compensation expense related to these RSUs was $3.3 million which will be recognized over 4.1 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
The Company recorded $2.5 million and $8.6 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2024, respectively. The Company recorded $4.0 million and $15.2 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2023, respectively. As of October 31, 2024, approximately $8.5 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue	$1,993	$1,648	$5,924	$4,760
Sales and marketing	17,012	16,523	54,290	51,582
Research and development	14,384	12,738	42,834	36,917
General and administrative	14,653	10,425	36,215	26,773
Total stock-based compensation expense (1)	$48,042	$41,334	$139,263	$120,032

(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for both the three and nine months ended October 31, 2024, and 2023, respectively.
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
During the three and nine months ended October 31, 2024, the Company donated 52,940 shares and 173,181 shares of Class A common stock at fair value to the Foundation, respectively. During the three and nine months ended October 31, 2023, the Company donated 53,510 shares and 186,899 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date.
The donation expense of $3.0 million and $8.9 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended October 31, 2024, respectively. The donation expense of $2.7 million and $8.0 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended October 31, 2023, respectively.
10. Restructuring and Other Related Charges
In fiscal year 2025, the Company restructured certain departments to better align functions and recognized total restructuring charges of $0.1 million and $1.9 million during the three and nine months ended October 31, 2024, respectively.
In fiscal year 2024, the Company reduced its total global headcount by approximately 7%. As a result, the Company recognized total restructuring charges of an immaterial amount and $7.8 million during the three and nine months ended October 31, 2023, respectively.
The Company recognized severance and other termination benefit costs as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023 (1)
Cost of revenue	$—	$—	$—	$463
Research and development	—	72	393	2,119
Sales and marketing	130	(54)	1,126	3,623
General and administrative	(11)	(4)	377	1,634
Total	$119	$14	$1,896	$7,839
(1) Excludes stock-based compensation of $1.3 million for the nine months ended October 31, 2023.

The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2024	$188
Charges	1,896
Cash payments	(2,084)
Balance as of October 31, 2024	$—
11. Joint Venture and Equity Method Investment
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of October 31, 2024, the Company retains control over JiHu with its equity stake at approximately 54%.
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
As a result of forfeitures triggered by the departure of key executives from JiHu, during the three and nine months ended October 31, 2024, the Company reversed stock-based compensation previously recorded which resulted in a $1.0 million stock-based compensation net expense and a $0.8 million stock-based compensation net expense, respectively. As a result of forfeitures triggered by the departure of certain executives during the three and nine months ended October 31, 2023, the Company reversed stock-based compensation previously recorded for such executives. The Company recorded a $0.6 million stock-based compensation net expense and a $2.1 million net gain for the three and nine months ended October 31, 2023, respectively.
As of October 31, 2024, approximately $8.5 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over 3.9 years.
Operating Leases
JiHu entered into three new operating leases during the nine months ended October 31, 2024 and has various non-cancelable long-term operating leases maturing by May 25, 2027 with total lease payments of $0.5 million and a total present value of lease liabilities of $0.5 million. In addition, JiHu has various other short-term leases. Lease expense associated with short-term leases was immaterial and $0.1 million during the three and nine months ended October 31, 2024, respectively.
The Company recognized $0.1 million and $0.4 million of operating lease expense during the three and nine months ended October 31, 2024, respectively. The Company recognized $0.2 million and $0.5 million of operating lease expense during the three and nine months ended October 31, 2023, respectively.
The table below presents supplemental information related to operating leases for the nine months ended October 31, 2024 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.90
Weighted-average discount rate	3.3%
Right-of-use assets obtained in exchange for new operating lease liabilities	$327
Cash paid for amounts included in the measurement of lease liabilities	$355
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$1,900	$1,700	$5,321	$4,773
Cost of revenue	523	779	1,542	1,830
Gross profit	1,377	921	3,779	2,943
Operating expenses:
Sales and marketing	1,804	1,644	4,850	5,688
Research and development	604	1,463	970	4,146
General and administrative	1,617	1,003	3,362	966
Total operating expenses	4,025	4,110	9,182	10,800
Loss from operations	(2,648)	(3,189)	(5,403)	(7,857)
Interest income	168	262	625	817
Other income (expense), net	(341)	279	(36)	841
Net loss before income taxes	(2,821)	(2,648)	(4,814)	(6,199)
Net loss	$(2,821)	$(2,648)	$(4,814)	$(6,199)

Net loss attributable to noncontrolling interest	$(1,298)	$(1,197)	$(2,216)	$(2,755)

	October 31, 2024	January 31, 2024

Cash and cash equivalents	$40,180	$43,896
Property and equipment, net	196	489
Operating lease right-of-use assets	444	405
Other assets	2,613	2,835
Total assets	$43,433	$47,625

Total liabilities	$6,130	$6,080
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
During the three and nine months ended October 31, 2024, the Company recorded a loss from equity method investment of zero. During the three and nine months ended October 31, 2023, the Company recognized a loss from equity method investment of $0.7 million and $2.4 million, net of tax on the condensed consolidated statements of operations, respectively.
12. Income Taxes
For the three and nine months ended October 31, 2024, the Company recorded an income tax benefit of $39.4 million and $66.1 million on pretax loss of $11.2 million and $80.5 million, respectively. Included in these amounts is an income tax benefit for the three and nine months ended October 31, 2024 of $8.3 million and $46.4 million, respectively, related to the conclusion of negotiations relating to a BAPA between the U.S. Internal Revenue Service (“IRS”) and Dutch Tax Authority (“DTA”), and a benefit of $31.6 million for three and nine months ended October 31, 2024 related to the conclusion of an agreement with the DTA on a reduced rate of tax on the gain from the transfer of the economic intellectual property (“IP”) rights.
The Company executed the BAPA agreements with the IRS and DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and Dutch assessment, the 2015 through 2017 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, the Company will file amended returns for the 2018 through 2023 fiscal years; the tax returns for the fiscal year ended January 31, 2024 were not yet due as of the end of the current fiscal quarter. All U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized.
For the three and nine months ended October 31, 2023, the Company recorded income tax expense of $256.8 million and $262.3 million on pretax loss of $28.8 million and $125.8 million, respectively. The income tax expense for the three and nine months ended October 31, 2023 was primarily related to an increase in tax expense for unrecognized tax benefit relating to the BAPA, and the Company's foreign and domestic operations.
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

As of October 31, 2024, unrecognized tax benefits were $9.9 million, of which $0.5 million would affect the effective tax rate if recognized. As of January 31, 2024, the unrecognized tax benefits were $396.8 million, of which $207.8 million would affect the effective tax rate if recognized. The Company has settled and paid the BAPA tax liability with the DTA, thereby reducing the current tax liability previously classified as an unrecognized tax benefit. For unrecognized tax benefits unrelated to the BAPA, the Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $0.3 million as of October 31, 2024 and $52.1 million as of January 31, 2024, respectively.
As of October 31, 2024, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any NOLs or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

13. Net Income (Loss) per Share
The following table sets forth basic and diluted income (loss) per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to GitLab	$29,565	$(285,158)	$(12,130)	$(387,707)

Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	161,317	155,123	159,756	153,504
Dilutive impact of Stock Options	4,897	—	—	—
Dilutive impact of RSUs	1,102	—	—	—
Dilutive impact of ESPP	98	—	—	—
Dilutive impact of common stock in connection with business combination	22	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	167,436	155,123	159,756	153,504
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	$0.18	$(1.84)	$(0.08)	$(2.53)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	$0.18	$(1.84)	$(0.08)	$(2.53)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	October 31, 2024	October 31, 2023
Shares subject to outstanding common stock options	—	9,454
Unvested restricted stock in connection with business combination	2	3
Unvested early exercised stock options	—	41
Unvested RSUs and PSUs	6,377	11,432
Shares subject to the ESPP	219	152
Total	6,598	21,082

14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $140.5 million as of October 31, 2024, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of October 31, 2024 and January 31, 2024, the estimated liability relating to these matters was $2.2 million recorded for each period presented in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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

Legal Proceedings
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California against the Company and certain of its current officers and directors. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired the Company’s Class A common stock between June 6, 2023 and March 4, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding the Company’s use of AI features and ability to monetize its AI capabilities that artificially inflated the Company’s stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. The action is in the preliminary stage and a lead plaintiff has not yet been appointed. The time for defendants to respond to the complaint has not yet passed and the Company intends to move to dismiss the complaint at the appropriate time. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In addition to the matter described above, the Company is, and from time to time may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
15. Subsequent Event
On December 5, 2024, the Company announced that Sytse Sijbrandij, co-founder of the Company, will resign from his position as the Company’s Chief Executive Officer, effective December 5, 2024. In connection with his resignation, Mr. Sijbrandij was appointed as the Executive Chair of the Company’s board of directors. On December 5, 2024, the Company also announced that William Staples has been appointed as Chief Executive Officer and a member of the Company’s board of directors.

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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps Platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps Platform every month and, as of October 31, 2024, had done so for the last 157 months. We intend to continue releasing new software on a monthly cadence.
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

Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps Platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 9,519 as of October 31, 2024 from 8,175 as of October 31, 2023, an increase of 16%, our $100,000 ARR customers increased to 1,144 as of October 31, 2024 from 874 as of October 31, 2023, an increase of 31%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The DevSecOps Platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both in the United States and internationally. We believe that we have more than 40 million registered users, which includes users of our free tier offering, providing a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps Platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of October 31, 2024 and 2023, our Dollar-Based Net Retention Rate was 124% and 128%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of October 31,
	2024	2023
Dollar-Based Net Retention Rate	124%	128%
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

	As of October 31,
	2024	2023
$100,000 ARR customers	1,144	874

Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Subscription - self-managed
Our self-managed subscriptions include support, maintenance, upgrades, and updates on a when-and-if-available basis. Revenue for self-managed subscriptions is recognized ratably over the contract period based on the stand-ready nature of subscription elements.
The typical term of a subscription contract for self-managed offerings is one to three years.
SaaS
Our SaaS subscriptions provide access to our latest managed version of our product hosted in a public or private cloud based on the customer’s preference. Revenue from our SaaS offerings is recognized ratably over the contract period when the performance obligation is satisfied.
The typical term of a subscription contract for SaaS offerings is one to three years.
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
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription—self-managed and SaaS	$175,257	$130,993	$489,617	$364,280
License—self-managed and other	20,790	18,675	58,201	51,847
Total revenue	196,047	149,668	547,818	416,127
Cost of revenue:(1)
Subscription—self-managed and SaaS	17,170	11,559	47,639	33,321
License—self-managed and other	4,955	3,525	14,632	10,398
Total cost of revenue	22,125	15,084	62,271	43,719
Gross profit	173,922	134,584	485,547	372,408
Operating expenses:
Sales and marketing(1)	95,340	86,978	285,542	265,631
Research and development(1)	61,354	49,058	176,767	148,452
General and administrative(1)	45,960	38,815	146,615	110,882
Total operating expenses	202,654	174,851	608,924	524,965
Loss from operations	(28,732)	(40,267)	(123,377)	(152,557)
Interest income	12,586	10,874	37,443	27,301
Other income (expense), net	4,992	569	5,457	(508)
Loss before income taxes and loss from equity method investment	(11,154)	(28,824)	(80,477)	(125,764)
Loss from equity method investment, net of tax	—	(743)	—	(2,408)
Provision for (benefit from) income taxes	(39,421)	256,788	(66,131)	262,290
Net income (loss)	$28,267	$(286,355)	$(14,346)	$(390,462)
Net loss attributable to noncontrolling interest(2)	(1,298)	(1,197)	(2,216)	(2,755)
Net income (loss) attributable to GitLab	$29,565	$(285,158)	$(12,130)	$(387,707)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenue	$1,993	$1,648	$5,924	$4,760
Sales and marketing	17,012	16,523	54,290	51,582
Research and development	14,384	12,738	42,834	36,917
General and administrative	14,653	10,425	36,215	26,773
Total stock-based compensation expense	$48,042	$41,334	$139,263	$120,032
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	100%	100%	100%	100%
Cost of revenue	11	10	11	11
Gross profit	89	90	89	89
Operating expenses:
Sales and marketing	49	58	52	64
Research and development	31	33	32	36
General and administrative	23	26	27	27
Total operating expenses	103	117	111	126
Loss from operations	(15)	(27)	(23)	(37)
Interest income	6	7	7	7
Other income (expense), net	3	—	1	—
Loss before income taxes and loss from equity method investment	(6)	(19)	(15)	(30)
Loss from equity method investment, net of tax	—	—	—	(1)
Provision for (benefit from) income taxes	(20)	172	(12)	63
Net income (loss)	14%	(191)%	(3)%	(94)%
Net loss attributable to noncontrolling interest	(1)%	(1)%	—%	(1)%
Net income (loss) attributable to GitLab	15%	(191)%	(2)%	(93)%

Comparison of the Three and Nine Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$175,257	$130,993	$44,264	34%	$489,617	$364,280	$125,337	34%
License—self-managed and other	20,790	18,675	2,115	11	58,201	51,847	6,354	12
Total revenue	$196,047	$149,668	$46,379	31%	$547,818	$416,127	$131,691	32%
Revenue increased $46.4 million, or 31%, to $196.0 million for the three months ended October 31, 2024 from $149.7 million for the three months ended October 31, 2023. Revenue increased $131.7 million, or 32%, to $547.8 million for the nine months ended October 31, 2024 from $416.1 million for the nine months ended October 31, 2023. The increase in both the three and nine months ended October 31, 2024 was primarily due to the ongoing demand for The DevSecOps Platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of October 31, 2024 and 2023, our expansion is reflected by our Dollar-Based Net Retention Rate being 124% and 128%, respectively. We had 1,144 customers with ARR over $100,000 as of October 31, 2024, increasing from 874 customers with ARR over $100,000 as of October 31, 2023.
Revenue attributed to our variable interest entity, JiHu, was $1.9 million and $1.7 million for the three months ended October 31, 2024 and 2023, respectively, and $5.3 million and $4.8 million for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$22,125	$15,084	$7,041	47%	$62,271	$43,719	$18,552	42%
Gross profit	173,922	134,584	39,338	29	485,547	372,408	113,139	30
Gross margin	89%	90%		(1)%	89%	89%		—%
Cost of revenue increased by $7.0 million, to $22.1 million for the three months ended October 31, 2024 from $15.1 million for the three months ended October 31, 2023, primarily due to an increase of $2.0 million in third party hosting costs for increased SaaS and cloud usage, an increase of $2.0 million in the amortization of intangible assets and $1.7 million increase in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). Gross margin decreased by 1% to 89% for the three months ended October 31, 2024 from 90% for the three months ended October 31, 2023.

Cost of revenue increased by $18.6 million, to $62.3 million for the nine months ended October 31, 2024 from $43.7 million for the nine months ended October 31, 2023, primarily due to an increase of $6.1 million in third-party hosting costs for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $5.4 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $4.4 million in the amortization of intangible assets. Gross margin remained at 89% for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million and $0.8 million for the three months ended October 31, 2024 and 2023, respectively, and $1.5 million and $1.8 million for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$95,340	$86,978	$8,362	10%	$285,542	$265,631	$19,911	7%
Sales and marketing expenses increased by $8.4 million, to $95.3 million for the three months ended October 31, 2024 from $87.0 million for the three months ended October 31, 2023, primarily due to an increase of $8.2 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $0.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below).
Sales and marketing expenses increased by $19.9 million, to $285.5 million for the nine months ended October 31, 2024 from $265.6 million for the nine months ended October 31, 2023, primarily due to an increase of $20.3 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $2.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), partially offset by a decrease of $0.3 million in partner rebate expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.8 million and $1.6 million for the three months ended October 31, 2024 and 2023, respectively, and $4.9 million and $5.7 million for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$61,354	$49,058	$12,296	25%	$176,767	$148,452	$28,315	19%
Research and development expenses increased by $12.3 million, to $61.4 million for the three months ended October 31, 2024 from $49.1 million for the three months ended October 31, 2023, primarily due to an increase of $10.5 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $1.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.2 million in hosting costs for internal usage.
Research and development expenses increased by $28.3 million, to $176.8 million for the nine months ended October 31, 2024 from $148.5 million for the nine months ended October 31, 2023, primarily due to an increase of $26.5 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $5.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to $2.4 million in hosting costs for internal usage, partially offset by a decrease of $1.7 million in restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.6 million and $1.5 million for the three months ended October 31, 2024 and 2023, respectively, and $1.0 million and $4.1 million for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$45,960	$38,815	$7,145	18%	$146,615	$110,882	$35,733	32%
General and administrative expenses increased by $7.1 million, to $46.0 million for the three months ended October 31, 2024 from $38.8 million for the three months ended October 31, 2023, primarily driven by an increase of $3.7 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $4.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $1.4 million in consulting expenses, an increase of $0.3 million in charitable donation of common stock, an increase of $0.2 million in finance and insurance expenses and an increase of $0.2 million in privilege tax and franchise tax.

General and administrative expenses increased by $35.7 million, to $146.6 million for the nine months ended October 31, 2024 from $110.9 million for the nine months ended October 31, 2023, primarily driven by an increase of $14.3 million expense related to our in-person company-wide event. The remaining change was primarily due to an increase of $10.3 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $9.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $3.8 million from a loss attributable to the fair value remeasurement of acquisition related contingent consideration, and an increase of $0.8 million in charitable donation of common stock.
General and administrative expenses attributed to our variable interest entity, JiHu, was $1.6 million and $1.0 million for the three months ended October 31, 2024 and 2023, respectively, and $3.4 million and $1.0 million for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,993	$1,648	$345	21%	$5,924	$4,760	$1,164	24%
Sales and marketing	17,012	16,523	489	3	54,290	51,582	2,708	5
Research and development	14,384	12,738	1,646	13	42,834	36,917	5,917	16
General and administrative	14,653	10,425	4,228	41	36,215	26,773	9,442	35
Total stock-based compensation expense	$48,042	$41,334	$6,708	16%	$139,263	$120,032	$19,231	16%
Stock-based compensation expense increased by $6.7 million, to $48.0 million for the three months ended October 31, 2024 from $41.3 million for the three months ended October 31, 2023, primarily due to an increase of $8.6 million of expense from RSUs, offset by a decrease of $1.1 million related to our ESPP and $1.2 million related to stock options.
Stock-based compensation expense increased by $19.2 million, to $139.3 million for the nine months ended October 31, 2024 from $120.0 million for the nine months ended October 31, 2023, primarily due to an increase of $32.2 million of expense from RSUs, offset by a decrease of $6.4 million for grant modifications, $5.2 million related to our ESPP, and $3.8 million related to stock options.
Stock-based compensation net expense attributed to our variable interest entity, JiHu, was $1.0 million and $0.6 million for the three months ended October 31, 2024 and 2023, respectively, and a $0.8 million net expense and $2.1 million net gain for the nine months ended October 31, 2024 and 2023, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our condensed consolidated financial statements for additional details.

Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$12,586	$10,874	$1,712	16%	$37,443	$27,301	$10,142	37%

Foreign exchange gains (losses), net	5,096	488	4,608	944	5,326	(506)	5,832	(1153)
Other income (expense), net	(104)	81	(185)	(228)	131	(2)	133	(6650)
Total other income (expense), net	$4,992	$569	$4,423	777%	$5,457	$(508)	$5,965	(1174)%
For the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of investing the proceeds from our initial public offering, or IPO, into marketable securities as well as higher interest rates during the three and nine months ended October 31, 2024 compared to the three and nine months ended October 31, 2023.
The change in other income (expense), net is mainly due to currency exchange gains and losses.
Loss from Equity Method Investment, Net of Tax

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Loss from equity method investment, net of tax	$—	$(743)	$743	(100)%	$—	$(2,408)	$2,408	(100)%
We recorded an impairment charge of $8.9 million in other income (expense), net in the condensed consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024. As a result there is no loss from equity method investment for the three and nine months ended October 31, 2024.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(39,421)	$256,788	$(296,209)	(115.4)%	$(66,131)	$262,290	$(328,421)	(125.2)%
Effective tax rate	353.4%	(890.9)%	1244.3%		82.2%	(208.6)%	290.8%
Our effective tax rate increased by approximately 1244.3% for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. A tax benefit is expressed as a positive rate because of our pretax loss. The increase in tax benefit was primarily due to the tax effects of the BAPA negotiations between the United States and Dutch tax authorities, as well as the execution of an agreement between GitLab B.V. and the Dutch tax authority to reduce the rate of tax imposed on the tax gain recognized upon the transfer of the economic rights of the Company’s intellectual property from the Netherlands to the United States.
Our effective tax rate increased by approximately 290.8% for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023, representing an increased tax benefit. The increase in tax benefit was primarily due to the tax effects of the BAPA negotiations between the United States and Dutch taxing authorities.
Our effective tax rate for the three and nine months ended October 31, 2024 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the tax effects of the BAPA negotiations between the United States and Dutch tax authorities, and the Company’s foreign and domestic operations.
We executed the BAPA agreements with the U.S. and Dutch tax authorities on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, we paid the tax assessment issued by the Dutch Tax Authority, or the DTA, which reflected the BAPA negotiations.
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

As of October 31, 2024, our U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Our Netherlands tax years are currently open for the tax years from 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. We believe that we have adequately reserved for the outcome of the BAPA. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of October 31, 2024, unrecognized tax benefits were $9.9 million, of which $0.5 million would affect the effective tax rate if recognized. As of January 31, 2024, the unrecognized tax benefits were $396.8 million, of which $207.8 million would affect the effective tax rate if recognized. We have settled and paid the BAPA tax liability with the DTA, thereby reducing the current tax liability previously classified as an unrecognized tax benefit to an immaterial amount. For unrecognized tax benefits unrelated to the BAPA, we are unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in provision for income taxes. Accrued interest and penalties were $0.3 million as of October 31, 2024 and $52.1 million as of January 31, 2024, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of October 31, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $0.9 billion and $1.0 billion, respectively, which were held for working capital and strategic investment purposes. As of October 31, 2024, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31, 2024
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$(127,193)	$10,187
Net cash used in investing activities	$(8,553)	$(50,466)
Net cash provided by financing activities	$20,927	$30,243
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
Cash used in operating activities during the nine months ended October 31, 2024 was $127.2 million, primarily consisting of our net loss of $14.3 million, adjusted for non-cash items of $178.2 million (mainly attributable to stock-based compensation expense of $139.3 million and amortization of deferred contract acquisition costs, net of $35.7 million), and net cash outflows of $291.1 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase of accounts receivable of $31.7 million, the increase in deferred contract acquisition costs of $35.7 million, the decrease in accrued expenses and other liabilities of $241.7 million (mainly attributable to $187.7 million for the BAPA payment), the decrease in accrued compensation and related expenses of $8.8 million, and the decrease in other non-current liabilities of $11.1 million, partially offset by the decrease in prepaid expenses and other current assets of $2.5 million, and the increase in deferred revenue of $34.5 million.
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
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2024 was $8.6 million, primarily consisting of $21.5 million in proceeds from maturities, net of purchases of short-term investments, partially offset by a $20.2 million payment for a business combination, net of cash acquired, a $7.7 million payment for an asset acquisition, and $2.6 million in purchases of property and equipment.
Cash used in investing activities during the nine months ended October 31, 2023 was $50.5 million, primarily consisting of $46.7 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, and $1.3 million in purchases of property and equipment.

Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2024 was $20.9 million, attributable to $17.9 million proceeds from the issuance of common stock upon stock options exercises, and $7.9 million of proceeds from the issuance of common stock under the ESPP, partially offset by $4.9 million of settlement of acquisition related contingent cash consideration.
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
The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Computation of adjusted free cash flow
GAAP net cash provided by (used in) operating activities	$(177,028)	$(5,961)	$(127,193)	$10,187
Less: Purchases of property and equipment	(1,057)	(736)	(2,608)	(1,269)
Add: Income tax payments related to BAPA	187,735	—	187,735	—
Non-GAAP adjusted free cash flow	$9,650	$(6,697)	$57,934	$8,918
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
Interest Rate Risk
As of October 31, 2024 and January 31, 2024, we had $0.9 billion and $1.0 billion of cash, cash equivalents, and short-term investments, respectively. As of October 31, 2024 and January 31, 2024, our cash equivalents and short-term investments of $0.8 billion and $1.0 billion, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 31, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.2 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 6 months as of October 31, 2024.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of October 31, 2024, we have $57.4 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of October 31, 2024, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2024, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level as a result of the material weakness described below.
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
As a result, the following material weakness exists as of October 31, 2024:
•We did not design and maintain effective controls over certain information technology, or IT, general controls for information systems used in the financial reporting processes related to revenue. In particular, we did not design and maintain effective (i) program change management controls to ensure that IT programs, data changes and migrations affecting financial IT applications and underlying records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties, restricted user and privileged access to our financial applications, data and programs to the appropriate personnel. The ineffective design and operation of IT general controls resulted in the ineffective operation of automated controls and manual controls using reports and information from the impacted information systems used in the financial reporting processes related to revenue.
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
Remediation Efforts and Status
We have implemented remediation actions in the third quarter of fiscal year 2025, that we believe will address the underlying causes of the material weakness, including:
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

We believe the actions described above, once fully tested, will be sufficient to remediate the identified material weakness and strengthen our internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weakness and remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
GitLab Securities Class Action
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California against us and certain of our current officers and directors. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, SEC Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our Class A common stock between June 6, 2023 and March 4, 2024, or the Class Period. Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. The action is in the preliminary stage and a lead plaintiff has not yet been appointed. The time for defendants to respond to the complaint has not yet passed and we intend to move to dismiss the complaint at the appropriate time. Based on the preliminary nature of the proceedings in this action, the outcome remains uncertain and we cannot estimate the potential impact, if any, on its business or financial statements at this time.
In addition to the matter described above, we are, and from time to time may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 9,519 as of October 31, 2024 from 8,175 as of October 31, 2023. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, and investment decisions by our customers.
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
Our total revenue for the nine months ended October 31, 2024 and 2023 was $547.8 million and $416.1 million, respectively, representing a growth rate of 32%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $172.3 million, $424.2 million and $12.1 million in fiscal year 2023, fiscal year 2024 and for the nine months ended October 31, 2024, respectively. As of October 31, 2024, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps Platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in February 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps Platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal data and our third-party service providers’ information technology systems could result from artificial intelligence, or AI, related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber attacks, including denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to The DevSecOps Platform, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. In addition, in July 2023, the Securities and Exchange Commission, or the SEC, adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cybersecurity incidents, where failure to report may result in the SEC imposing injunctions, fines, and other penalties.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including the impacts of the U.S. presidential election and ongoing armed conflicts in different regions of the world;
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
Many states, regions, and supranational bodies have proposed or enacted regulations related to the use of AI and machine learning technologies, such as the E.U. Artificial Intelligence Act, which came into effect on August 1, 2024. These regulations may impose onerous obligations related to our, and our vendors’, development, offering, and use of AI technologies and expose us to an increased risk of regulatory enforcement and litigation.
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
We have from time to time been, and are likely to in the future become, defendants in actual or threatened lawsuits brought by or on behalf of our current and former team members, competitors, vendors, shareholders, governmental or regulatory bodies, or third parties who use The DevSecOps Platform. In addition, our agreements sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. In either case, the various claims in such lawsuits may include, among other things, negligence or misconduct in the operation of our business and provision of services, intellectual property infringement, unfair competition, or violation of employment or privacy laws or regulations. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. Litigation is inherently unpredictable, and it is not possible to predict the outcome of any such lawsuits, individually or in the aggregate. However, these lawsuits may consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. In addition, we and our subsidiaries may become subject to similar lawsuits in the same or other jurisdictions. An unfavorable outcome with respect to these lawsuits and any future lawsuits could, individually or in the aggregate, cause us to incur substantial liabilities that may have a material adverse effect upon our business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause us to change our compensation plans for our team members, which could have a material adverse effect upon our business. Further, while we maintain insurance that may provide coverage for these types of lawsuits and other claims, such coverage may not be adequate to cover the related costs and other liabilities.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred contract acquisition costs, income taxes, business combinations, stock-based compensation and common stock valuations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, and collectively, Trade Controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. For example, Trade Controls targeting Russia and Belarus, impose a license requirement for the export of our product to those countries, and have sanctioned various entities and individuals located there, while recent sanctions restrict the provision of certain cloud services to Russia. Those Trade Controls are unprecedented and expansive, and may continue to evolve. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
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
On December 5, 2024, we announced that Sytse Sijbrandij, our co-founder, will resign from his position as our Chief Executive Officer, effective December 5, 2024. In connection with his resignation, Mr. Sijbrandij was appointed as the Executive Chair of our board of directors. On December 5, 2024, we also announced that William Staples has been appointed as our Chief Executive Officer. While we are conducting this transition in an orderly manner, any change in the leadership of the company is a significant event and may result in additional volatility in our stock price and could disrupt our operations and have an adverse effect on our ability to grow our business.
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
As a result, the following material weakness exists as of October 31, 2024:
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
Although the aforementioned material weakness did not result in a material misstatement to our annual or interim financial statements, the deficiency could result in misstatements potentially impacting the financial reporting processes related to revenue and related disclosures that would not be prevented or detected. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of October 31, 2024.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting for the year ended January 31, 2024. We have implemented remediation actions to enhance our internal control environment and address the material weakness. See the section entitled “Remediation Efforts and Status” for additional information.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2024, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We are and could continue to be subject to securities class action litigation.
Securities class action litigation is often instituted against companies following periods of volatility in the market price of a company’s securities. See Part II, Item 1 of this Form 10-Q for additional information regarding our pending legal proceedings. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. This type of litigation could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended October 31, 2024.

(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Robin Schulman New 10b5-1 Plan
On October 1, 2024, Robin Schulman, the Company’s Chief Legal Officer, Head of Corporate Affairs, and Corporate Secretary, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1, or the New Schulman Rule 10b5-1 Plan, under the Exchange Act for the sale of shares of the Company’s Class A common stock, including shares of Class A common stock resulting from (i) vesting and settlement of restricted stock units and (ii) the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options. The New Schulman Rule 10b5-1 Plan will take effect on January 2, 2025, and on December 31, 2024 Ms. Schulman’s existing Rule 10b5-1 Plan will terminate according to its terms. The New Schulman Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The New Schulman Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units and exercise of vested stock options, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Schulman Rule 10b5-1 Plan, between January 2, 2025 and December 31, 2025. The aggregate number of shares of Class A common stock that will be available for sale under the New Schulman Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards and exercise and settlement of option awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 406,678, which reflects the aggregate maximum number of shares underlying Ms. Schulman’s restricted stock units and vested options which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
The New Schulman Rule 10b5-1 Plan includes a representation from Ms. Schulman to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the New Schulman Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the New Schulman Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the New Schulman Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Schulman was unaware, or with respect to any material nonpublic information acquired by Ms. Schulman or the Company after the date of the representation.
Once executed, transactions under the New Schulman Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Ms. Schulman or other officers or directors of the Company.

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

GITLAB INC.
Date: December 5, 2024
	By:	/s/ Sytse Sijbrandij
Name: Sytse Sijbrandij
Title: Chief Executive Officer
Date: December 5, 2024
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer