Form 10-K
period 2025-01-31
Gitlab Inc.
filed 2025-03-21
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $51.23 per share on July 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Stock Market on such date was approximately $6.9 billion.
As of March 7, 2025, the number of shares of the registrant’s Class A common stock outstanding was 144.6 million and the number of shares of the registrant’s Class B common stock outstanding was 19.4 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2025 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2025 and is incorporated by reference into Part III of this Report.
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

•the impact of macroeconomic conditions, including inflation, volatile interest rates, regulatory uncertainty, including with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and increased volatility in the capital markets, and regional and other global events, including ongoing armed conflicts in different regions of the world, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
•The market for our services is relatively new and rapidly evolving with uncertain growth expectations which would adversely affect our future results and the trading price of our Class A common stock.
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
•As our product offerings mature and expand, our pricing and packaging for new products may result in existing customers purchasing new products on terms less favorable to us in order to replace the products they currently purchase or subscribe for from us.
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

PART I
ITEM 1. BUSINESS
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at developing, delivering, and securing software.
To meet these market needs, GitLab created the DevSecOps platform, a fundamentally new approach to software development and delivery. Built with a unified data model, our platform brings together all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams. With GitLab, all stakeholders can build better, more secure software, faster.
GitLab is the solution for significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity so they can increase operational efficiency; they want to secure the software supply chain so they can reduce security and compliance risk; and, they want to accelerate secure cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset that shortens the time from idea to customer value and establishes a powerful flywheel for data collection and aggregation. They are looking for a platform approach that unifies the entire development experience, so that customers can outpace and out-innovate their competition.
We believe GitLab offers the shortest path to unlock technology transformation and business value. GitLab accelerates our customers’ ability to innovate by accelerating their software development from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. Embedding security earlier in the development process, GitLab enables customers to improve software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 50 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps platform is considered a single customer for determining each organization’s ARR.
GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In calendar year 2024, nearly 900 people contributed more than 3,000 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevSecOps solution they use every day. Our open-core approach engenders trust with our customers and enables us to maintain our high velocity of innovation.
Our transparent business value also helps us grow the open source community. We make our strategy, direction, and product roadmap available to the wider community in order to encourage and solicit their feedback. Through responsible transparency, we create a deeper level of trust with our customers and make it easier to solicit contributions and collaboration from our users and customers.
GitLab offers a flexible deployment model for our customers. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference. We also offer GitLab Dedicated, our single tenant SaaS solution, ideally suited for organizations with complex security and compliance requirements.
GitLab and the Evolution of DevSecOps
DevOps is the set of practices that combines software development (dev) and IT operations (ops). It allows teams to collaborate and work together to shorten the development lifecycle and evolve software delivery from a slow, periodic basis to rapid, continuous updates.
The DevSecOps platform – pioneered by GitLab – replaces a “Do it yourself (or DIY)” DevOps approach where organizations stitch together complex toolchains. GitLab enables teams to realize the full potential of DevSecOps so that they can fully become a software-led business. It spans all stages of the DevSecOps lifecycle, from project planning (Plan), to source code management (Create), to continuous integration (Verify), to application security testing (Secure), to packaging artifacts (Package), to continuous delivery and deployment (Release) to configuring infrastructure for optimal deployment (Configure), to monitoring it for incidents (Monitor), to protecting the production deployment (Protect), and managing the whole cycle with value stream analytics (Manage). It also allows customers to manage and secure their applications across any cloud through a single platform.
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
The majority of our customers begin their GitLab journey by using our Source Code Management (SCM), Continuous Integration (CI) and Continuous Delivery (CD) solutions, referred to as Create and Verify. Developers use these solutions to collaborate on the same code base without conflicting or accidentally overwriting each other's changes. Create also maintains a running history of software contributions from each developer to allow for version control. Teams use Verify to ensure changes to code go through defined quality standards with automatic testing and reporting. Our position in SCM, CI, and CD – coupled with our strong engagement with developers, managers, and executives – gives us a competitive edge in achieving our unified platform vision. Specifically, this creates connections between different software development stages and, as users adopt more of these interconnected stages within our single application, the overall value of our DevSecOps platform increases.
GitLab’s innovation strategy is another area of differentiation. We have a dual flywheel innovation strategy that leverages both development efforts from our research and development team members as well as community contributions via our open-core business model. By leveraging the power of each, we create a virtuous cycle where more contributions lead to more features, leading to more users and more contributions.
We emphasize iteration to drive rapid innovation in our development strategy. This iterative approach has enabled us to release a new version of our software every month for 160 months in a row as of January 31, 2025. This is also due in part to over 4,800 contributors in our global open source community as of January 31, 2025. GitLab team members also use The DevSecOps platform to power our own DevSecOps lifecycle. By doing so, we benefit from the inherent advantages of using a single application. We leverage these learnings to establish a feedback loop to continually and rapidly improve our platform.
GitLab’s DevSecOps platform is used globally by teams of all sizes across a broad range of industries. To reach, engage, and help drive success broadly, we have strong partnerships with cloud hyperscalers, including Google Cloud and Amazon Web Services, or AWS, who offer GitLab on their marketplaces. In the fourth quarter of fiscal year 2025, we announced a promising partnership with AWS to bring together a new, jointly developed artificial intelligence, or AI, solution named GitLab Duo with Amazon Q. This solution combines the power of AWS’ agentic AI capabilities with GitLab’s comprehensive DevSecOps platform. We also benefit from strategic alliance partnerships which resell GitLab to large enterprise customers, and our strong channel partnerships ranging from large global systems integrators to regional digital transformation specialists and volume resellers.
We have a multi-faceted land-and-expand bottom-up and top-down sales strategy. Our customer journey can begin with developers and then expand to more teams and up to senior executive buyers. Equally so, the customer journey can start with executive-level buying decision-makers looking for a solution to their business and technology challenges, such as developer productivity, efficiency, security and compliance, and cloud migration. As of January 31, 2025 and 2024, our Dollar-Based Net Retention Rate was 123% and 130%, respectively. Our Base Customers grew to 9,893 as of January 31, 2025 from 8,602 as of January 31, 2024. Our cohort of customers generating $100,000 or more in ARR grew to 1,229 as of January 31, 2025 from 955 as of January 31, 2024. Our cohort of customers generating $1.0 million or more in ARR grew to 123 as of January 31, 2025 from 96 as of January 31, 2024.
Our business has experienced rapid growth. We generated revenue of $759.2 million and $579.9 million in fiscal year 2025 and fiscal year 2024, respectively, representing growth of 31%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. The net loss attributable to GitLab was $6.3 million and $425.7 million in fiscal year 2025 and fiscal year 2024, respectively. Our operating cash flow margin, which we define as operating cash flows as a percentage of revenue, was (8)% and 6% for fiscal year 2025 and fiscal year 2024, respectively. Our gross profit margin was 89% and 90% for fiscal year 2025 and fiscal year 2024, respectively.
The DevSecOps Platform
GitLab’s DevSecOps platform brings together development, operations, IT, security, and business teams to deliver better, more secure software faster. It represents a step change in how teams plan, develop, secure and deploy software.
GitLab is built on a single codebase, unified data model, and user interface. GitLab offers customers flexible deployment options, including a self-managed offering, as well as multi-tenant and single tenant (GitLab Dedicated) SaaS solutions.
GitLab is designed to enable our customers to move their software development and delivery workflows across any hybrid or multi-cloud environment while maintaining full feature parity and a single application experience.
GitLab’s platform is purpose-built to address the entire software development lifecycle, with AI offered at every stage:
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
•Secure. GitLab’s offering is differentiated with built in, end-to-end security capabilities. GitLab provides Advanced Static Application Security Testing, or SAST, Dynamic Application Security Testing, or DAST, Fuzz Testing, Container Scanning, and Dependency Scanning to help customers deliver secure applications along with license compliance.
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
•Configure. GitLab helps software development and delivery teams to configure and manage their application environments. Strong integration to Kubernetes reduces the effort needed to define and configure the infrastructure required to support an application. GitLab helps protect access to key infrastructure configuration details such as passwords and login information by using ‘secret variables’ to limit access to only authorized users and processes.
•Monitor. GitLab provides feedback in the form of errors, traces, metrics, logs, and alerts to help reduce the severity and frequency of incidents so that users can release software frequently with confidence.
•Govern. GitLab extends an organization’s existing operations practices to help teams manage their security vulnerabilities, project dependencies, and compliance policies to reduce overall risk. This enables teams to identify risks by providing them with a high degree of visibility into their projects' dependencies, security findings, and user activities. This visibility is then coupled with management tools to respond to those risks. Lastly, policies can be used to automate compliance and to help secure the software supply chain.
Key Benefits Delivered to our Customers
•Reduce costs through toolchain consolidation. GitLab’s unique DevSecOps platform approach provides the capabilities of multiple point products, enabling teams to consolidate the number of tools they use. Further, The DevSecOps platform also delivers cost savings to our customers by eliminating the hidden costs and time it takes to integrate these point products manually and drives greater efficiency gains and productivity. Based on a 2024 study conducted by Forrester Consulting, commissioned by GitLab, the cost savings and business benefits achievable by deploying GitLab to revenue-generating applications can enable customers to deliver a 483% return on investment within three years of deployment, and a potential payback period of under six months.
•Accelerate software delivery. We believe is the most comprehensive AI-powered DevSecOps platform. With GitLab, customers benefit from delivering better, more secure software faster. GitLab customers see up to 15x faster time to first release, enabling them to meet the growing business demand to deliver new capabilities and increase responsiveness to change. With GitLab, our customers can often increase the number of their software releases from the tens to thousands and reduce the time it takes to release new software from months to days, helping them generate more revenue.
•Reduce software vulnerabilities. GitLab allows organizations to adopt a ‘shift left’ security strategy, embedding security protections and guardrails earlier in the development process, without sacrificing developer speed. It also eliminates the need for multiple data repositories and multiple security tools and reduces the number of hand-offs between development, operations, and security teams. GitLab provides a single consolidated view of vulnerabilities across software, increasing the efficiency of vulnerability management and remediation. This enables our customers to find and correct security vulnerabilities in their software earlier or eliminate inefficiencies in the software development process altogether.
•Enable automated audit and compliance. GitLab eliminates fragmented tools and point integrations that create blind spots and poor visibility across work streams. This allows compliance and audit teams to more easily log, track, and trace different steps across the software delivery lifecycle, better understand governance, and improve their compliance posture.
•Adopt AI throughout the software development lifecycle. GitLab is differentiated by offering AI-powered workflows throughout the software development lifecycle. Our suite of AI capabilities, known as GitLab Duo, helps improve every step of software development and delivery – from planning and code generation to vulnerability detection and value stream measurement. GitLab Duo is privacy and transparency first and is model agnostic, we choose the right model for the right job, and can quickly evolve, replace, and change models as needed. We do not use customer content to train models.
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
•Embrace the benefits of a multi-cloud strategy. The DevSecOps platform enables application portability by helping customers to seamlessly secure and manage their applications across clouds. This allows our customers to provide full value stream analytics on their DevSecOps workflow and helps simplify their application security and compliance across clouds. It also helps them to optimize their cloud costs and embrace the best services across each cloud without becoming overly reliant on a single public cloud provider.

Competitive Strengths
Our business benefits from the following competitive strengths:
•Secure, unified DevSecOps workflows – GitLab is a single, unified workflow across the software development lifecycle, eliminating tool sprawl and context switching.
•Built-in security and compliance – GitLab’s platform is differentiated by offering enterprise-grade, integrated security and compliance, all without adding friction to developer workflows. This enables security and compliance teams to establish enterprise-wide policies so that they can shift security earlier in the development process without sacrificing developer velocity and experience.
•Context-aware AI throughout the software development lifecycle – GitLab offers AI throughout the software development and deployment experience, helping accelerate and improve every step of the software delivery lifecycle. In addition, GitLab offers a privacy-first and model-agnostic approach, enabling organizations to adopt AI in their software practices safely and responsibly.
•Collaboration and Visibility – As a platform that unifies the entire development lifecycle, we enable technology teams and organizations with the collaboration, visibility, and measurement they need to develop, secure, and deploy software at scale.
Finally, we meet customers where they are with:
•Flexible deployment options, so they pick the option that works for their business strategy.
•Extensibility, so they can integrate with their existing tools and processes, starting with core features, and expand from there.
•An Open Core platform, so they can build the capabilities they need into our platform.
Our Growth Strategy
We intend to invest in our business to advance the adoption of The DevSecOps platform. Our growth strategies include:
•Advance our feature maturity across more stages of the DevSecOps lifecycle. We intend to continue making strategic investments in research and development and hiring top technical talent to mature our features in more stages of the DevSecOps lifecycle. For example, we recently acquired two security companies – Oxeye and Rezilion – which rapidly led to our introduction of a differentiated Advanced SAST solution in the market. We will continue to make many of our features open source or source code available to encourage contributions, which, in turn, accelerates our ability to innovate and provide a better platform to our customers.
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
•Drive increased expansion within our existing customer base. As customers realize the benefits of a single application, they typically increase their spend with us by adding more users or purchasing higher-tiered plans. As a result, for fiscal year 2025 and fiscal year 2024, our Dollar-Based Net Retention Rate was 123% and 130%, respectively. We plan to continue investing in sales and marketing, with a focus on driving the expansion of The DevSecOps platform within existing customers, particularly for our larger customers.

•Further grow adoption of our SaaS offering. As teams move more workloads to the cloud and consume technology as a service, we believe our SaaS offering will continue to grow at a faster rate than our self-managed offering. We intend to continue making investments in research and development to enhance new SaaS features, as well as in sales and marketing, to drive further adoption of our SaaS offering. For example, we offer a differentiated single tenant SaaS solution, called GitLab Dedicated, suited for organizations that want the benefits of SaaS and are in highly regulated verticals with complex security and compliance requirements.
•Grow and invest in our partner network. We have been investing in our global partner ecosystem, composed of hyperscalers and cloud providers, including Google Cloud and AWS, technology and independent software vendor partners, global resellers, and system integrators. For example, in the fourth quarter of fiscal year 2025, we announced a promising partnership with AWS to jointly develop a new AI solution called GitLab Duo with Amazon Q, which brings together AWS’ agentic AI capabilities with GitLab’s comprehensive AI-powered DevSecOps platform. We plan to continue investing in building out our partner program to expand our distribution footprint, broaden the awareness of The DevSecOps platform, and more efficiently add new customers. We will also continue to invest in building out our partnerships to deliver transformation services to help our enterprise customers accelerate the deployment of The DevSecOps platform.
•Expand our global footprint. We believe there is a significant opportunity to continue to expand internationally. We grew our international revenue to $140.6 million for fiscal year 2025 from $106.9 million for fiscal year 2024, representing an increase of 32%. We intend to grow our international revenue by strategically increasing our investments in international sales and marketing operations, including headcount in the EMEA and APAC regions.
Human Capital
Our Unique Culture and Values
Our success is driven by our culture. We believe that our values and culture are a competitive advantage within our industry, and we will continue to invest time and resources in building our culture to drive superior business results. We are highly dependent on our management, highly skilled engineers, sales team members and other professionals. It is crucial that we continue to identify, attract and retain valuable team members. To facilitate hiring and retention, we strive to make GitLab an inclusive workplace where every team member feels they belong and have the opportunity to grow and develop their career.
We remained Great Place to Work certified with 93% of US team members agreeing that GitLab is a great place to work and 96% of US team members saying they are proud to work here. We have a 92% CEO approval rating and a 4.1 overall workplace approval rating on Glassdoor.com, as of January 31, 2025. As a result, we trust that our values have led and will continue to lead to results that distinguish us from other companies. Our values include:
•Our mission is to empower customers to deliver secure software, faster. This mission guides our path, and we live our values along that path. Our values are a living document, and we encourage our team members to make suggestions to improve our company values constantly. We have established six core C.R.E.D.I.T. values:
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
•Results-driven remote work. Our all-remote culture helps us to practice our values. As an all-remote company, we can recruit from a wider, more diverse, and uniquely skilled pool of talent across the world.
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
•We do the smallest thing possible and get it out as quickly as we can. We aim to take an iterative approach in everything we do, including our day-to-day work and building The DevSecOps platform. Our process is centered on dividing work into small increments, and pursuing each stage with speed and efficiency, whilst building with the end rsults in mind. Approaching work this way, we are able to rapidly get input from end-users who are actively using our platform, continuously revisit what we are doing with a fresher perspective, and gradually gain a greater sense of visibility into what the end picture should look like. By adopting this approach, we are able to work with a greater sense of speed and efficiency, getting more done in less time.
Team Members
Our mission is to empower customers to deliver secure software, faster. When everyone can contribute, consumers become contributors, and we greatly increase the rate of human progress through changing creative work from unilateral read-only to collective collaboration and innovation. This mission is integral to our culture, and how we hire, build products, and lead our industry. The DevSecOps platform brings together developers, operations, and security professionals and elevates their innovation to new levels, making it faster, safer, and more accessible. We are an all-remote company, and we pride ourselves in how we work through enabling our team members with the individualized flexibility to reach their business results. We believe this leads to a team that is continually engaged and passionate about the positive impact of GitLab.
As of January 31, 2025, we had approximately 2,375 team members in 60 countries. We engage our team members in various ways, including through direct employment, Professional Employer Organizations (“PEOs”), and as independent contractors. In the locations where we use PEOs, we contract with the PEO for it to serve as “Employer of Record” for team members engaged through such PEO. Team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. None of our team members are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our team members subject to industry-wide collective bargaining agreements or works councils. We have not experienced any work stoppages. We work to identify, attract, and retain team members who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a strong and open relationship with our team members and our unique mission, culture and values differentiate us and continue to be key drivers of our business success.

Diversity, Inclusion and Belonging
Diversity, Inclusion & Belonging is a part of our CREDIT values. We strive for a transparent environment where all globally dispersed voices are heard and welcomed. We strive for an environment where people can show up as their full selves each day and contribute to their best ability. With more than 50 million registered users utilizing GitLab across the globe, we strive to create a team that understands our global user base.
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
Our Open Source Philosophy
We recognize that it is imperative to balance our need to generate revenue with the needs of the open source software project. To determine what is available in our free tier and what is available only in our paid tiers, we first assess who cares the most about the feature. Individual contributors rarely purchase The DevSecOps platform, and thus, if the feature is something primarily individuals care about, it will be open source. If the features are something primarily managers, directors, or executives care about, then it will be source-available. When considering buyers as part of product tiering decisions, we use the following guidance:
•Premium is for team(s) usage, with the purchasing decision led by one or more managers or directors
•Ultimate is for strategic organizational usage, with the purchasing decision led by one or more executives
We want to be good stewards of our open source solution, so we aim to ensure all stages of the DevSecOps lifecycle (plan, create, verify, package, release, configure, monitor) will have some open source features. Having all stages of the platform available to users for free encourages cross-stage adoption and more collaboration and helps users see the benefit of a single application approach. Including all major features in our free tier helps us keep our codebase for the free and paid tiers similar, which helps us carry forward our promise of being good stewards of our open source solution without diverging codebases. We seek to clearly and consistently articulate our monetization strategy on teams and organizations to provide predictability to both our customers as well as the community of contributors.
Our open source approach is intended to increase our development velocity as the developer pool who contributes to our codebase is greater than the size of any single engineering team. As of January 31, 2025, more than 4,800 individuals have contributed to The DevSecOps platform and since January 1, 2021, code contributions have averaged more than 285 per month. Because people outside of our organization can read our code, users can contribute to identifying and solving issues, which accelerates the time we can release new software to market. This has also been a big contribution to enabling us to release a new version of our software for 160 months in a row and counting as of January 31, 2025.

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
•Our Ultimate tier enables organization-wide change by facilitating better collaboration between development, operations, and security teams, instilling organizational-wide security, compliance, and planning practices, and implementing full value stream measurement, analytics, and reporting, across the DevSecOps lifecycle.
Our subscription plans are available as a self-managed offering that customers download to run in their own on-premise environment or hybrid cloud environments, and also a SaaS offering, which is offered as either multi-tenant or single-tenant (called GitLab Dedicated).
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
We make product investment decisions based upon our DevSecOps platform capabilities contribution to revenue, monthly active usage, and served addressable market size. Currently, the majority of our development costs are in core DevSecOps platform capabilities serving SCM, CI, and Enterprise Agile Planning use cases; Security and Compliance platform capabilities serving Security Risk Management, Application Security Testing, and Software Supply Chain Security use cases; and AI enabled DevSecOps platform capabilities serving the entire Software Development Lifecycle.
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
Our Customers
We serve organizations of all sizes across industries and regions. As of January 31, 2025, we had customers in over 152 countries. We believe that our customer growth is best represented by the number of our Base Customers, which increased to 9,893 as of January 31, 2025 from 8,602 as of January 31, 2024. We are continuously investing in our enterprise sales motion and have achieved strong success in attracting, retaining, and growing ARR from our larger customers. For the year ended January 31, 2025, more than 70% of our ARR came from public sector and enterprise customers. Our success has been exemplified by the growth in our $100,000 ARR customers to 1,229 as of January 31, 2025, from 955 as of January 31, 2024. Further, during the same period, we grew our $1.0 million ARR customers to 123 from 96, an increase of 28%. We have key reference customers across a breadth of industry verticals that we believe validate The DevSecOps platform, and our customers range from small and medium-sized teams to Fortune 500 companies. There were no individual customers whose revenue represented more than 10% of total revenue in fiscal 2025 or fiscal 2024.
Sales and Marketing
Our go-to-market strategy spans a dedicated enterprise sales motion, a self-service buying experience, ecosystem partners, professional services, and a customer success organization. We organize our sales organization by region and size, with an additional vertical focus on regulated industries such as the public sector, financial services, and telecommunications. Our sales organization’s success is centered around our customers’ success, ensuring they achieve platform value through GitLab.
Our customer success organization manages our relationships with customers, both pre-sale and post-sale. Customer success helps customers achieve platform value and productivity with GitLab by building awareness, adoption, usage, and performance around modern DevSecOps capabilities. We believe that this focus on platform value and partnership engagement maximizes long-term expansion with our existing customer base. Our professional services organization is also focused on helping customers accelerate adoption with GitLab through implementation, migration, advisory, acceleration, and education services.
Through our commitment to open collaboration, we also have select hyperscaler and channel partners who increase efficient access to new and existing customers, and support the existing customer growth through trusted relationships, existing contracts, service delivery capability and capacity, and collaboration on large digital transformations. These partners include systems integrators, cloud platform partners, independent software vendors, managed service providers, resellers, distributors, and ecosystem partners. Our partnership program rewards partners who commit to and invest in a deeper GitLab relationship, and lean into services for implementation and expansion success.
Our marketing department is focused on accelerating the buyer journey, from awareness, consideration, and conversion to expansion and advocacy. We focus on reaching both the executive buyer audience and the individual developer audience among potential and existing customers. We utilize diverse strategies such as digital demand generation, account-based marketing, nurture programs, sales development, virtual and field events, sponsored webinars, gated content downloads, whitepapers, display advertising and integrated campaigns to connect with prospective customers. We also host and present at regional, national and global industry events.
We offer our free tier and/or a free trial to prospective customers. We then engage with these users to encourage them to upgrade to a paid version. Once a customer is onboarded with GitLab, our teams work to identify additional business units and parent/child/subsidiary prospects that would benefit from The DevSecOps platform. Finally, as engaged members of the open-source community, our contributors often serve as subject matter experts at market-leading developer events, and The DevSecOps platform is presented on the cutting edge of innovation.
Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, we expect the competitive environment to remain intense.
We operate in two primary competitive landscapes: DevSecOps point solutions and DevSecOps platforms. In terms of point solutions that are stitched together, GitLab’s offering is substantially different in that it is one platform, one codebase, one interface, and a unified data model that spans the entire DevSecOps lifecycle.
In terms of DevSecOps platforms, our principal competitor is Microsoft Corporation, which owns GitHub. We view GitLab as differentiated from GitHub in several areas, including value delivery to all personas in the software delivery lifecycle (not limited to developers), integrated security and compliance, AI throughout the software delivery process, cloud agnosticism, open core business model, and ability to scale to meet enterprise-level workloads.
Furthermore, we believe we can compete favorably based on the following factors:
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

Corporate Philanthropy
As part of our mission – we empower organizations to ship secure software faster – we believe that it is important to support teams that can further this goal at local and global levels. To further this mission, in September 2021, our board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for the issuance to charitable organizations, to be further designated by our board of directors.
During the year ended January 31, 2025, we donated 221,195 shares of Class A common stock at fair value to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. The Foundation is also a related party as certain of our officers serve as directors of the Foundation. The fair value of the common stock was determined based on the quoted market price on the grant date. This equity donation was provided in equal quarterly distributions throughout fiscal year 2025. Donations are anticipated in fiscal year 2026.
Additionally, as part of GitLab’s Sustainability objectives, GitLab purchased $0.14 million in high-quality carbon removal reforestation credits in fiscal year 2025 to cover 4,820 tonnes of CO2e of the company's emissions.
Government Regulation
We are subject to many varying laws and regulations in the United States and throughout the world, including those related to data privacy, security and protection, intellectual property, worker classification, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax.
Moreover, new and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us or our contributors, and uncertainty around the application of these laws may affect demand for our platform. Executive orders and other actions taken by the U.S. presidential administration may also create regulatory uncertainty and impact our operations in ways that are difficult to predict. Additionally, as our platform’s geographic scope continues to expand, regulatory agencies or courts may claim that we are subject to additional requirements, or are prohibited from conducting our business in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. We believe that we are in material compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to government regulation affecting our business.
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
As of January 31, 2025, we had twelve issued patents and nineteen pending patent applications in the United States and abroad. These patents and patent applications seek to protect proprietary inventions relevant to our business. The issued patents are scheduled to expire between 2034 and 2042.

As of January 31, 2025, we had 24 trademark registrations and applications in the United States, including for “GITLAB” and our logo. We also had 52 trademark registrations and applications in certain other jurisdictions and regions. Additionally, we are the registered holder of a number of domain names, including gitlab.com.
We are dedicated to open source software. Our product incorporates many components subject to open source software licenses, and in turn we license many significant components of our software under open source software licenses. Such licenses grant licensees broad permissions to use, copy, modify, and redistribute the covered software which can limit the value of our software copyright assets.
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 5:24-cv-06244-EKL, naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we will move to dismiss the second amended complaint in April 2025.
Two putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 3:25-cv-01597 “Preciado”); and on February 19, 2025 in United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 3:25-cv-01735 (“Jones”). Both cases are allegedly brought on our behalf. Each of the lawsuits name us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purports to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado complaint purports to assert those claims as well as unjust enrichment and related corporate torts. The complaints seek to recover unspecified damages and other relief on our behalf.
Based on the preliminary nature of the proceedings in these actions, the outcomes remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In addition to the shareholder matters described above, we are, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 9,893 as of January 31, 2025 from 8,602 as of January 31, 2024. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the years ended January 31, 2025 and 2024 was $759.2 million and $579.9 million, respectively, representing a growth rate of 31%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
•product development, including investments in our product development team and the development of new features and functionality for The DevSecOps platform, including those related to artificial intelligence, or AI;
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
We have incurred losses in each year since our inception, including net losses of approximately $173.4 million, $425.7 million and $6.3 million in fiscal year 2023, 2024 and 2025, respectively. As of January 31, 2025, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents of ours or our third-party service provider’s information technology systems that compromise the confidentiality, integrity, and availability of our data could result from AI related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber attacks, including, but not limited to, denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to The DevSecOps platform, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
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
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which has us competing with many providers with offerings across all stages. We compete with well-established providers such as Microsoft and Atlassian as well as other companies with offerings in fewer stages, including with respect to both code hosting and code collaboration services, as well as file storage, distribution services, and AI.
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
Because of the nature and importance of the data that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, and/or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including: customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain events. If a customer’s internet service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, interruption or disruption, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
While we currently maintain errors and omissions insurance, it may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
The market for our services is relatively new and rapidly evolving with uncertain growth expectations which would adversely affect our future results and the trading price of our Class A common stock.
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
Our business model depends on generating and maintaining a large user base that is satisfied with The DevSecOps platform. We rely on satisfied customers to expand their footprint by buying new products and services and onboarding additional users. We have implemented user limits on our free SaaS product, and have limited historical data with respect to the number of current and previous free users and the rates in which customers convert to paying customers. As a result, we may not accurately predict future customer purchasing trends.
In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices

(including price increases we have implemented in the past, the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Further, we have previously discontinued certain lower priced product offerings, requiring users of these products to switch to another paid offering, switch to our free product or discontinue using our products. Additionally, we have implemented user limits on our free SaaS product. To the extent we discontinue or add additional limits on our free or lower-priced product offerings, we cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including the impacts of the U.S. presidential election and ongoing armed conflicts in different regions of the world;
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
As our product offerings mature and expand, our pricing and packaging for new products may result in existing customers purchasing new products on terms less favorable to us in order to replace the products they currently purchase or subscribe for from us.
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
In addition, our customers have no obligation to renew their subscriptions for our services after the expiration of the initial subscription period. A majority of our subscriptions are on a one-year period. Our customers may renew for fewer or other elements of our services or negotiate for different pricing terms. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our services, their ability to continue their operations and spending levels, and changes in other technology components used within the customer’s organization. Changes in product packaging, pricing strategy, or product offerings, or the implementation or execution of the foregoing, may not be seen favorably by our customers and may have an adverse effect on our ability to retain our current customers and acquire new ones. For example, we have previously discontinued certain lower priced product offerings, and we have in the past implemented price increases, which may cause customers who previously used these tiers to opt for our free version or to cease using our products completely. We may also decide to raise the prices of our product offerings in the future. If our customers do not renew their subscriptions on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
The implementation of AI and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
We have implemented AI capabilities throughout GitLab’s services, including as part of the GitLab Duo suite of AI features. The technologies underpinning these features are in the early stages of commercial use and exist in a rapidly-evolving regulatory and commercial environment which presents regulatory, litigation, ethical, reputational, and financial risks.
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
Additionally, issues relating to intellectual property rights in AI-generated content have not been fully addressed by the courts, laws, or regulations and there has been an increase in litigation in this area. Accordingly, the implementation of generative AI technologies into our services may result in exposure to claims related to copyright infringement or other intellectual property misappropriation.
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
Our future success depends, in part, on our ability to convert users of our free self-managed or SaaS product offerings into paying customers by selling additional products, and by upselling additional subscription services. The total number of users of our free SaaS product may decline as a result of, or due to, our enforcement of user limits. As a result of our investment in new capabilities and improvements to our free product offering, users of our free product may decline to purchase additional products or subscription services if they perceive the free product to be more attractive as compared to our paid offerings. Converting users of our free product offering may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our end-customers purchase additional products and services depends on a number of factors, including the perceived need for additional products and services, the limitations on the number of users and limitations on storage and transfers applicable to the free product offering as well as general economic conditions. If our efforts to sell additional products and services to our end-customers are not successful, our business may suffer.
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
Our current and future customers may demand more customized configuration and integration services, which increase our up-front investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we may need to devote a significant amount of sales, operations, engineering, support, and professional services resources to individual customers, increasing the cost and time required to complete sales. If prospective customers require customized features or functions that we do not offer, and which would be difficult for them to deploy themselves, then the market for our applications will be more limited and our business could suffer.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, deferred contract acquisition costs, income taxes, business combinations, and impairment of goodwill. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
The GDPR and U.K. GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Legal developments in the E.U. have resulted in complexity and uncertainty regarding such transfers. For example, the European Court of Justice, or the CJEU, has previously advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) are not alone sufficient to protect data transferred to the United States or other countries not deemed adequate and the current E.U.-U.S. Data Privacy Framework, or the DPF, which permits certified U.S.-based organizations to receive transfers of personal data from the E.E.A. and the U.K, has been subject to proposed legal challenges before the CJEU. Thus, the Standard Contractual Clauses remain an important data transfer mechanism for transfers to countries outside of the E.E.A. and the U.K., but the use of Standard Contractual Clauses must still be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board has also issued a decision imposing higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers and the CJEU has stated that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, supervisory authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated that the transfer of data to the United States using certain analytics tools is illegal. While these decisions related specifically to analytics tools and may be inapplicable to organizations certified under the DPF, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the United States. We will continue to monitor this situation, and evaluate and utilize, where appropriate, all data transfer mechanisms available to us, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the United States, or impact the manner in which we provide our services, which could adversely affect our business. In addition, if participation in the DPF is deemed appropriate, then we would be required to update documentation and processes, which may result in further compliance costs.

In addition, following the U.K.’s withdrawal from the E.U., the E.U. issued an adequacy decision in June 2021 in favor of the U.K. permitting data transfers from the E.U. to the U.K. However, this adequacy decision is subject to a four-year term set to expire in 2025, and the E.U. could intervene during the term if it determines that the data protection laws in the U.K. are not sufficient. If the adequacy decision is not renewed after its term, or the E.U. intervenes during the term, data may not be able to flow freely from the E.U. to the U.K. unless additional measures are taken. In which case, we may be required to find alternative solutions for the compliant transfer of personal data into the U.K. from the E.U. As supervisory authorities continue to issue further guidance on personal data (including regarding data export and circumstances in which we cannot use the Standard Contractual Clauses), we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive may increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The U.K. GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
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
Additionally, we are subject to the California Consumer Privacy Act, or the CCPA, as expanded by the California Privacy Rights Act, or the CPRA, which increases privacy rights for California consumers and imposes obligations on companies that process their personal data. The CCPA, among other things, requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation and the CPRA expanded consumers’ rights with respect to certain personal data and established a state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA has also prompted a number of passed laws and proposals for new federal and state privacy legislation that, if passed, could increase our potential liability and compliance costs, particularly in the event of a data breach, and adversely affect our business, including how we use personal data, our financial condition, and the results of our operations or prospects. Compliance with privacy legislation adds complexity and has required and may in the future require investment in additional resources for compliance programs, thus potentially resulting in additional costs and expense of resources to maintain compliance. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010 and other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their team members, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant up-front time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our products may be affected by public sector budgetary cycles, funding authorizations, government shutdowns, and general political priorities and initiatives, with funding delays, or reductions or eliminations, adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products. The U.S. federal government and other government entities are in the process of implementing specific policies and obligations relating to the use of AI, and we will need to continue to monitor these developments to ensure our products that we sell to government entities remain compliant with such applicable regulations.
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
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience, including in connection with political priorities or initiatives, or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
On December 5, 2024, Sytse Sijbrandij, our co-founder, resigned from his position as our Chief Executive Officer. In connection with his resignation, Mr. Sijbrandij was appointed as the Executive Chair of our board of directors. On December 5, 2024, we also announced that William Staples had been appointed as our Chief Executive Officer. While we conducted this transition in an orderly manner, any change in the leadership of the company is a significant event and may result in additional volatility in our stock price and could disrupt our operations and have an adverse effect on our ability to grow our business.
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
We are a remote-only company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are highly dependent on technology in our operations and if our technology fails, our business could be adversely affected.
As a remote-only company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. Additionally, we are highly dependent on technology as a remote-only company and if we experience problems with the operation of our current IT systems or the technology systems of third parties on which we rely, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. In addition, in a remote-only company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and fostering collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
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
•compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings, foreign tax withholding on intercompany transactions, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
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

These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition. Further, we may incur significant operating expenses as a result of our international expansion, which may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.
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
Our fixed-income investment portfolio is subject to fluctuations in fair value due to change in interest rates, which could adversely affect our results of operations due to any rise in interest rates in the future.
Risks Related to Financial and Accounting Matters
Failure to maintain effective systems of internal controls and disclosure controls could have a material adverse effect on our business, operating results, and financial condition.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting, or ICFR, and disclosure controls and procedures, or DC&P. In order to maintain and improve the effectiveness of our ICFR and DC&P, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.
As disclosed in our previously issued Annual Report on Form 10-K for the year ended January 31, 2024, we had identified a material weakness in our ICFR. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During fiscal year 2024, we determined that a material weakness exists due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the company. In particular:
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

We have remediated this material weakness during fiscal year 2025 through implemented actions that enhanced our control environment. Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of the Company’s ICFR as of January 31, 2025.
Maintaining effective ICFR and DC&P requires ongoing attention and resources. Our current controls may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. If we identify additional material weaknesses or fail to maintain effective controls, it could adversely affect our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements, or adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports.
As a public company that is a large accelerated filer, our independent registered public accounting firm is required to provide an annual attestation report on the effectiveness of our ICFR, which has required, and will continue to require, increased costs, expenses, and management resources.
We incur significant costs and devote management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance and other expenses. Our management and other personnel devote a substantial amount of time and incur significant expense in connection with compliance initiatives. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC, have increased legal and financial compliance costs and will make some compliance activities more time consuming. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. While we believe we currently have sufficient directors’ and officers’ insurance coverage, it may in the future, be more expensive or more difficult for us to obtain director and officer liability insurance. We may also be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and leadership development committee, and qualified executive officers.
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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of recent global events, including volatile interest rates and inflation and the ongoing armed conflicts in different regions of the world, which may reduce our ability to access capital on favorable terms or at all. In addition, a sustained adverse market event resulting from such global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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

•the impact of interest rate volatility on the overall stock market and the market for technology company stocks;
•any major changes in our management or our board of directors;
•effects of public health crises, pandemics, and epidemics;
•general economic conditions, changes in the capital markets generally, inflation, and slow or negative growth of our markets and instability in the global banking sector; and
•other events or factors, including those resulting from political instability, regulatory uncertainty, war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflicts in different regions of the world.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2025, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solutions, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Additionally, all of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or the disaster recovery plans we or our partners implement prove to be inadequate.
We are and could continue to be subject to securities class action litigation and shareholder derivative suits.
Securities class action litigation, and ensuing shareholder derivative suits, are often instituted against companies following periods of volatility in the market price of a company’s securities. See Part I, Item 3 of this Form 10-K for additional information regarding our pending legal proceedings. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. These types of litigation could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
GitLab’s cybersecurity program was designed in alignment with industry standards and recognized best practices to identify, assess, and manage material risks from cybersecurity threats. Our cybersecurity program is led by our Chief Information Security Officer, who has over 25 years of experience working at SaaS and technology companies, and consists of over 120 security practitioners located around the world. Our processes assess the likelihood and impact of various threats and risks including, but not limited to, our business operations, organizational output, brand reputation, business continuity, customers and stakeholders, legal, regulatory, and financial impact. Identified risks are assessed for criticality, prioritized for remediation, and reported by GitLab's security teams to various levels of our management including integration into our enterprise risk management program, led by Internal Audit. We also make judgments based on current data, assumptions about the risk, the company’s risk tolerance, impact to confidentiality, integrity, and availability, and reasonable analysis of costs associated with mitigating or reducing the severity of the risk. Our global incident response team iteratively evaluates security events for impact, using both qualitative and quantitative factors. Security incidents that are assessed as potentially material are escalated to designated members of our management and board of directors, as applicable. Our global incident response team performs at-least annual tabletop exercises of our incident processes, including material breach, disaster recovery, and business continuity scenarios.
Our security program accounts for our significant interactions with relevant external third-parties and analyzes the potential risks introduced from doing business with them. These risks are continually assessed throughout the vendor lifecycle from onboarding to offboarding. We also engage in continuous monitoring of our cyber security risks and perform security assurance activities via independent, external third parties such as consultants, auditors, security researchers, and assessors during our robust security certification audits, penetration tests, and bug bounty programs.
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

ITEM 3. LEGAL PROCEEDINGS
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 5:24-cv-06244-EKL, naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we will move to dismiss the second amended complaint in April 2025.
Two putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 3:25-cv-01597 “Preciado”); and on February 19, 2025 in United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 3:25-cv-01735 (“Jones”). Both cases are allegedly brought on our behalf. Each of the lawsuits name us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purports to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado complaint purports to assert those claims as well as unjust enrichment and related corporate torts. The complaints seek to recover unspecified damages and other relief on our behalf.
Based on the preliminary nature of the proceedings in these actions, the outcomes remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In addition to the shareholder matters described above, we are, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
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
Holders of Record
As of March 7, 2025, there were 6 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. The actual number of holders of our Class A common stock and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock from October 14, 2021 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2025 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
10/14/21
10/31/21
11/30/21
12/31/21
01/31/22
01/31/23
01/31/24
01/31/25
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
A discussion regarding our financial condition and results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 25, 2024.
Overview
In today’s world, software defines the speed of innovation. Every industry, business, and function within a company is dependent on software. To remain competitive and survive, nearly all companies must digitally transform and become experts at developing, delivering, and securing software.
To meet these market needs, GitLab created the DevSecOps platform, a fundamentally new approach to software development and delivery. Built with a unified data model, our platform brings together all stakeholders in the software delivery lifecycle – from development teams to operations teams to security teams. With GitLab, all stakeholders can build better, more secure software, faster.
GitLab is the solution for significant business transformation needs. Across every industry – and across companies of every size – technology leaders want to make developers more productive so they can deliver better products faster; they want to measure productivity so they can increase operational efficiency; they want to secure the software supply chain so they can reduce security and compliance risk; and, they want to accelerate secure cloud migration, so they can unlock digital transformation results. These technology leaders need a platform that enables a value stream-driven mindset that shortens the time from idea to customer value and establishes a powerful flywheel for data collection and aggregation. They are looking for a platform approach that unifies the entire development experience, so that customers can outpace and out-innovate their competition.
We believe GitLab offers the shortest path to unlock technology transformation and business value. GitLab accelerates our customers’ ability to innovate by accelerating their software development from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. Embedding security earlier in the development process, GitLab enables customers to improve software security, quality, and overall compliance.
GitLab is available to any team, regardless of the size, scope, and complexity of their deployment. As a result, we have more than 50 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers. For purposes of determining the number of our active customers, we look at our customers with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. For purposes of determining our Base Customers, a single organization with separate subsidiaries, segments, or divisions that use The DevSecOps platform is considered a single customer for determining each organization’s ARR.

GitLab is the only DevSecOps platform built on an open-core business model. We enable any customer and contributor to add functionality to our platform. In calendar year 2024, nearly 900 people contributed more than 3,000 merge requests back to the core product, extending GitLab’s in-house R&D efforts and empowering our most passionate users to make improvements to the DevSecOps solution they use every day. Our open-core approach engenders trust with our customers and enables us to maintain our high velocity of innovation.
Our transparent business value also helps us grow the open source community. We make our strategy, direction, and product roadmap available to the wider community in order to encourage and solicit their feedback. Through responsible transparency, we create a deeper level of trust with our customers and make it easier to solicit contributions and collaboration from our users and customers.
GitLab offers a flexible deployment model for our customers. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference. We also offer GitLab Dedicated, our single tenant SaaS solution, ideally suited for organizations with complex security and compliance requirements. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
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

	As of January 31,
	2025	2024	2023
Dollar-Based Net Retention Rate	123%	130%	>130%
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

	As of January 31,
	2025	2024	2023
$100,000 ARR customers	1,229	955	697
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
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials engagements. Revenue from professional services is recognized as the services are performed and control is transferred. For fixed fee engagements that include acceptance clauses, control is deemed to transfer upon customer confirmation, as defined in the respective contract. Accordingly, revenue is recognized upon satisfaction of all contractual requirements.
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

License - self-managed and other
Cost of self-managed license and other revenue consists primarily of contractor and personnel-related costs, including stock-based compensation expense, associated with the professional services team and customer support team, third-party payment processing fees, and allocated overhead. We expect our cost of revenue for self-managed license and other to increase in absolute dollars as our self-managed and other revenue increases.
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
We incur expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, costs related to Sarbanes-Oxley compliance, and expenses for insurance, investor relations, and related professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period-to-period depending on the timing of these expenses.
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription—self-managed and SaaS	$675,179	$506,306	$369,349
License—self-managed and other	84,070	73,600	54,987
Total revenue	759,249	579,906	424,336
Cost of revenue:(1)
Subscription—self-managed and SaaS	64,916	45,486	40,841
License—self-managed and other	20,224	14,222	10,839
Total cost of revenue	85,140	59,708	51,680
Gross profit	674,109	520,198	372,656
Operating expenses:
Sales and marketing(1)	384,295	356,393	309,992
Research and development(1)	239,652	200,840	156,143
General and administrative(1)	192,877	150,405	117,932
Total operating expenses	816,824	707,638	584,067
Loss from operations	(142,715)	(187,440)	(211,411)
Interest income	47,735	39,114	14,496
Other income (expense), net	9,187	(12,241)	21,621
Loss before income taxes and loss from equity method investment	(85,793)	(160,567)	(175,294)
Loss from equity method investment, net of tax	—	(3,824)	(2,468)
Provision for (benefit from) income taxes	(76,674)	265,145	4,030
Net loss	$(9,119)	$(429,536)	$(181,792)
Net loss attributable to noncontrolling interest(2)	(2,793)	(3,859)	(8,385)
Net loss attributable to GitLab	$(6,326)	$(425,677)	$(173,407)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$7,922	$6,400	$5,078
Sales and marketing	72,954	68,766	48,001
Research and development	58,312	50,804	36,325
General and administrative	46,711	37,079	33,163
Total stock-based compensation expense	$185,899	$163,049	$122,567

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

The following table sets forth the components of our consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	100%	100%	100%
Cost of revenue	11	10	12
Gross profit	89	90	88
Operating expenses:
Sales and marketing	51	61	73
Research and development	32	35	37
General and administrative	25	26	28
Total operating expenses	108	122	138
Loss from operations	(19)	(32)	(50)
Interest income	6	7	3
Other income (expense), net	1	(2)	5
Loss before income taxes and loss from equity method investment	(11)	(28)	(41)
Loss from equity method investment, net of tax	—	(1)	(1)
Provision for (benefit from) income taxes	(10)	46	1
Net loss	(1)%	(74)%	(43)%
Net loss attributable to noncontrolling interest	—%	(1)%	(2)%
Net loss attributable to GitLab	(1)%	(73)%	(41)%
Comparison of the Fiscal Year Ended January 31, 2025 and 2024
Revenue

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$675,179	$506,306	$168,873	33%
License—self-managed and other	84,070	73,600	10,470	14
Total revenue	$759,249	$579,906	$179,343	31%
Revenue increased $179.3 million, or 31%, to $759.2 million for fiscal year 2025 from $579.9 million for fiscal year 2024. The increase was primarily due to the ongoing demand for The DevSecOps platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of January 31, 2025 and 2024, our expansion is reflected by our Dollar-Based Net Retention Rate being 123% and 130%, respectively. We had 1,229 customers with ARR over $100,000 as of January 31, 2025, increasing from 955 customers with ARR over $100,000 as of January 31, 2024.
Revenue attributed to our variable interest entity, JiHu, was $7.6 million and $6.5 million for fiscal year 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$85,140	$59,708	$25,432	43%
Gross profit	674,109	520,198	153,911	30
Gross margin	89%	90%		(1)%
Cost of revenue increased by $25.4 million, to $85.1 million for fiscal year 2025 from $59.7 million for fiscal year 2024, primarily due to an increase of $7.9 million in third party hosting costs for SaaS and cloud usage, an increase of $6.9 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and $6.1 million in the amortization of intangible assets. Gross margin decreased by 1% to 89% for fiscal year 2025 compared to fiscal year 2024.
Cost of revenue attributed to our variable interest entity, JiHu, was $2.3 million and $2.4 million for fiscal year 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Sales and Marketing

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$384,295	$356,393	$27,902	8%
Sales and marketing expenses increased by $27.9 million, to $384.3 million for fiscal year 2025 from $356.4 million for fiscal year 2024, primarily due to an increase of $28.6 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $4.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), partially offset by a $2.7 million decrease in restructuring expense.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $6.3 million and $7.4 million for fiscal year 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Research and Development

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development expenses	$239,652	$200,840	$38,812	19%
Research and development expenses increased by $38.8 million, to $239.7 million for fiscal year 2025 from $200.8 million for fiscal year 2024, primarily due to an increase of $34.3 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $7.5 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $4.1 million in hosting costs for internal usage partially offset by a decrease of $1.7 million in restructuring costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $1.8 million and $5.3 million for fiscal year 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
General and Administrative

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative expenses	$192,877	$150,405	$42,472	28%
General and administrative expenses increased by $42.5 million, to $192.9 million for fiscal year 2025 from $150.4 million for fiscal year 2024, primarily driven by an increase in expense of $14.3 million related to our in-person company-wide event, $11.0 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $9.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). Other factors contributing to the increase included $3.9 million from an accrual for indirect taxes on certain international sales, $3.8 million from a loss attributable to the fair value remeasurement of acquisition related contingent consideration, $2.4 million in consulting expenses, $1.7M in acquisition related expenses and $1.1 million in charitable donation of common stock.
General and administrative expenses attributed to our variable interest entity, JiHu, were $4.5 million and $1.9 million for fiscal year 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$7,922	$6,400	$1,522	24%
Sales and marketing	72,954	68,766	4,188	6
Research and development	58,312	50,804	7,508	15
General and administrative	46,711	37,079	9,632	26
Total stock-based compensation expense	$185,899	$163,049	$22,850	14%
Stock-based compensation expense increased by $22.9 million, to $185.9 million for fiscal year 2025 from $163.0 million for fiscal year 2024, primarily due to an increase of $39.6 million of expense from RSUs, offset by decreases of $4.2 million for grant modifications, $7.3 million related to our ESPP, and $5.7 million related to stock options.
Stock-based compensation attributed to our variable interest entity, JiHu, was a net expense of $1.8 million and a net gain of $1.5 million for fiscal 2025 and 2024, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$47,735	$39,114	$8,621	22%

Impairment loss of equity method investment in Arch, formerly Meltano	—	(8,858)	8,858	100
Foreign exchange gains (losses), net	9,416	(2,871)	12,287	(428)
Other expense, net	(229)	(512)	283	(55)
Total other income (expense), net	$9,187	$(12,241)	$21,428	(175)%
For fiscal year 2025 compared to fiscal year 2024, interest income increased primarily due to income earned from our cash equivalents and short-term investments as a result of higher interest rates during fiscal year 2025 compared to fiscal year 2024.
The increase in other income (expense), net is mainly due the increase in interest income, an increase in foreign exchange gains and impairment loss of equity method investment in fiscal year 2024. The increase in foreign exchange gains is primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities, and realized foreign exchange gain upon the payment of the BAPA tax assessment in fiscal year 2025.

Loss from Equity Method Investment, Net of Tax

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss from equity method investment, net of tax	$—	$(3,824)	$3,824	(100)%
We recorded an impairment charge of $8.9 million in other income (expense), net in the consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024. As a result there is no loss from equity method investment for fiscal year 2025.
Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(76,674)	$265,145	$(341,819)	(128.9)%
Effective tax rate	89.4%	(165.1)%	254.5%
Our effective tax rate increased by approximately 254.5% for fiscal year 2025 as compared to fiscal year 2024. A tax benefit is expressed as a positive rate because of our pretax loss. The increase in tax benefit was primarily due to the tax effects of the BAPA negotiations between the United States and Dutch tax authorities, as well as the execution of an agreement between GitLab B.V. and the Dutch tax authority to reduce the rate of tax imposed on the tax gain recognized upon the transfer of the economic rights of the Company’s intellectual property from the Netherlands to the United States.
Our effective tax rate for the year ended January 31, 2025 was higher than the U.S. federal statutory tax rate of 21%, primarily due to the tax effects of the BAPA negotiations between the United States and Dutch tax authorities, and the Company’s foreign and domestic operations.
We executed the BAPA agreements with the U.S. and Dutch tax authorities on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, we paid the tax assessment issued by the Dutch Tax Authority, or the DTA, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and Dutch assessment, the 2015 through 2017 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, the Company will file amended returns for the 2018 through 2023 fiscal years; the tax returns for the fiscal year ended January 31, 2024 were not yet due as of the end of the current fiscal year. All U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized.
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
As of January 31, 2025, our U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Our Netherlands tax years are currently open for the tax years from 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. We believe that we have adequately reserved for the outcome of the BAPA. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2025, unrecognized tax benefits were $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. As of January 31, 2024, the unrecognized tax benefits were $402.7 million, of which $213.7 million would affect the effective tax rate if recognized. We have settled and paid the BAPA tax liability with the DTA, thereby reducing the current tax liability previously classified as an unrecognized tax benefit to an immaterial amount. For unrecognized tax benefits unrelated to the BAPA, we are unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2025, 2024 and 2023, the Company recognized interest and penalties of $5.3 million, $56.3 million and $1.3 million, respectively.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of January 31, 2025 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $992.4 million and $1.0 billion, respectively, which were held for working capital and strategic investment purposes. As of January 31, 2025, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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

The following table shows a summary of our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$(63,971)	$35,040	$(77,408)
Net cash used in investing activities	$(30,494)	$(86,238)	$(605,686)
Net cash provided by financing activities	$32,620	$45,235	$97,482
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows in fiscal year 2024 and negative cash flows in fiscal years 2025 and 2023 from operating activities. We have supplemented working capital through net proceeds from the issuance of equity securities.
Cash used in operating activities during the year ended January 31, 2025 was $64.0 million, primarily consisting of our net loss of $9.1 million, adjusted for non-cash items of $236.8 million (mainly attributable to stock-based compensation expense of $185.9 million and amortization of deferred contract acquisition costs, net of $49.7 million), and net cash outflows of $291.7 million used in changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase of accounts receivable of $99.6 million, the increase in deferred contract acquisition costs of $58.1 million, the decrease in accrued expenses and other liabilities of $253.4 million (mainly attributable to $187.7 million for the BAPA payment), and the decrease in other non-current liabilities of $7.8 million, partially offset by the decrease in prepaid expenses and other current assets of $8.4 million, the increase in accrued compensation and related expenses of $4.7 million, and the increase in deferred revenue of $108.7 million. These changes primarily reflect our strong sales growth driving higher accounts receivable, and increased deferred contract acquisition costs, the aforementioned BAPA payment impact driving lower accrued expenses and other liabilities, and continued expansion of our customer subscription base leading to increased deferred revenue.
Cash provided by operating activities during the year ended January 31, 2024 was $35.0 million, primarily consisting of our net loss of $429.5 million, adjusted for non-cash items of $222.2 million (mainly attributable to stock-based compensation expense of $163.0 million and amortization of deferred contract acquisition costs, net of $43.5 million), and net cash inflows of $242.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in accrued expenses and other liabilities of $259.4 million, the increase in deferred revenue of $79.3 million and the increase in accrued compensation and related expenses of $15.2 million, partially offset by the increase in deferred contract acquisition costs of $53.1 million, the increase in accounts receivable of $36.3 million, and the increase in prepaid expenses and other current assets of $23.7 million.
Investing Activities
Cash used in investing activities during the year ended January 31, 2025 was $30.5 million, primarily consisting of a $20.2 million payment for a business combination, net of cash acquired, a $7.7 million payment for an asset acquisition, and $3.8 million in purchases of property and equipment, partially offset by $0.7 million in proceeds from maturities, net of purchases of short-term investments.

Cash used in investing activities during the year ended January 31, 2024 was $86.2 million, primarily consisting of $81.7 million in purchases of short-term investments, net of proceeds from maturities, $2.5 million outflow as a result of an escrow payment related to a prior business combination, $1.6 million in purchases of property and equipment, and $0.5 million of other investing activities.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2025 was $32.6 million, attributable to $24.0 million proceeds from the issuance of common stock upon stock options exercises, and $13.6 million of proceeds from the issuance of common stock under the ESPP, partially offset by $4.9 million for the settlement of acquisition related contingent cash consideration.
Cash provided by financing activities during the year ended January 31, 2024 was $45.2 million, attributable to $32.3 million of proceeds from the issuance of common stock upon stock options exercises, and $12.9 million of proceeds from the issuance of common stock under the ESPP.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used for purchases of property and equipment, plus any non-recurring income tax payments related to BAPA, plus any non-recurring payments related to the formation of JiHu. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment, any non-recurring income tax payments related to BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Computation of adjusted free cash flow (1)
GAAP net cash provided by (used in) operating activities	$(63,971)	$35,040	$(77,408)
Less: Purchases of property and equipment	(3,765)	(1,598)	(6,070)
Add: Income tax payments related to BAPA	187,735	—	—
Non-GAAP adjusted free cash flow	$119,999	$33,442	$(83,478)
(1) No non-recurring payments related to the formation of JiHu were recorded during the periods presented.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 14. Commitments and Contingencies” to our consolidated financial statements.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe our judgments and estimates associated with the determination of standalone selling price for each performance obligation in revenue recognition, which we discuss further below, could have a material impact on our consolidated financial statements.
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
Compensation Recovery Analysis
As disclosed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements, this Form 10-K reflects our identification and correction of certain errors in our prior year financial statements. The Compensation Committee of our Board of Directors, consisting entirely of independent directors, conducted a recovery analysis of incentive-based compensation received by our executive officers during the relevant period, as contemplated by Rule 10D-1 under the Exchange Act and in accordance with our Executive Officer Clawback Policy. Based on this analysis, no recovery of incentive-based compensation is required, as the financial statement adjustments did not impact the metrics used to determine incentive compensation during the relevant recovery period, and thus there was no erroneously awarded compensation.

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
Interest Rate Risk
As of January 31, 2025 and January 31, 2024, we had $992.4 million and $1.0 billion of cash, cash equivalents, and short-term investments, respectively. As of January 31, 2025 and January 31, 2024, our cash equivalents and short-term investments of $898.3 million and $955.3 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of January 31, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $4.7 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 6 months as of January 31, 2025.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of January 31, 2025, we have $59.9 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of January 31, 2025, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GitLab Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of standalone selling prices (SSPs) for self-managed subscription and self-managed license performance obligations

As discussed in Note 3 to the consolidated financial statements, the Company recognized self-managed subscription revenue and self-managed license revenue of $458.9 million and $68.4 million, respectively, for the year ended January 31, 2025. The Company allocates the transaction price to each performance obligation based on the relative SSP. To determine SSP the Company maximizes the use of observable standalone sales and observable data where available. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs and uses the expected cost plus margin approach to estimate the price the Company would charge if the products and services were sold separately.
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
•We tested certain controls over the Company’s revenue process, including controls over the development of SSPs and the relevance and reliability of the underlying data.
•We evaluated the overall methodology used to determine the estimate of SSPs based on the expected cost plus margin approach.
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
March 21, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited GitLab Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and January 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 21, 2025

GitLab Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2025(1)	January 31, 2024(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227,649	$287,996
Short-term investments	764,728	748,289
Accounts receivable, net of allowance for doubtful accounts of $991 and $673 as of January 31, 2025 and January 31, 2024, respectively	264,565	166,731
Deferred contract acquisition costs, current	38,964	32,300
Prepaid expenses and other current assets	40,411	49,143
Total current assets	1,336,317	1,284,459
Property and equipment, net	4,013	2,954
Operating lease right-of-use assets	381	405
Goodwill	16,139	8,145
Intangible assets, net	17,834	1,733
Deferred contract acquisition costs, non-current	20,142	19,317
Other non-current assets	4,437	4,390
TOTAL ASSETS	$1,399,263	$1,321,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,519	$1,738
Accrued expenses and other current liabilities	54,680	301,262
Accrued compensation and benefits	40,233	35,809
Deferred revenue, current	442,599	338,348
Total current liabilities	545,031	677,157
Deferred revenue, non-current	26,369	23,794
Other non-current liabilities	6,557	14,060
TOTAL LIABILITIES	577,957	715,011
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of January 31, 2025 and January 31, 2024; no shares issued and outstanding as of January 31, 2025 and January 31, 2024	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of January 31, 2025 and January 31, 2024; 144,444 and 114,670 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of January 31, 2025 and January 31, 2024; 19,469 and 42,887 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively	—	—
Additional paid-in capital	1,952,031	1,718,661
Accumulated deficit	(1,167,614)	(1,161,288)
Accumulated other comprehensive income (loss)	(8,508)	2,398
Total GitLab stockholders’ equity	775,909	559,771
Noncontrolling interests	45,397	46,621
TOTAL STOCKHOLDERS’ EQUITY	821,306	606,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,399,263	$1,321,403
___________
(1) As of January 31, 2025 and January 31, 2024, the consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $46.5 million and $51.2 million, respectively, and liabilities of $10.3 million and $10.1 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription—self-managed and SaaS	$675,179	$506,306	$369,349
License—self-managed and other	84,070	73,600	54,987
Total revenue	759,249	579,906	424,336
Cost of revenue:
Subscription—self-managed and SaaS	64,916	45,486	40,841
License—self-managed and other	20,224	14,222	10,839
Total cost of revenue	85,140	59,708	51,680
Gross profit	674,109	520,198	372,656
Operating expenses:
Sales and marketing	384,295	356,393	309,992
Research and development	239,652	200,840	156,143
General and administrative	192,877	150,405	117,932
Total operating expenses	816,824	707,638	584,067
Loss from operations	(142,715)	(187,440)	(211,411)
Interest income	47,735	39,114	14,496
Other income (expense), net	9,187	(12,241)	21,621
Loss before income taxes and loss from equity method investment	(85,793)	(160,567)	(175,294)
Loss from equity method investment, net of tax	—	(3,824)	(2,468)
Provision for (benefit from) income taxes	(76,674)	265,145	4,030
Net loss	$(9,119)	$(429,536)	$(181,792)
Net loss attributable to noncontrolling interest	(2,793)	(3,859)	(8,385)
Net loss attributable to GitLab	$(6,326)	$(425,677)	$(173,407)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	$(0.04)	$(2.76)	$(1.17)
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	160,580	154,283	148,407
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023

Net loss	$(9,119)	$(429,536)	$(181,792)
Foreign currency translation adjustments	(11,934)	(3,937)	(6,111)
Net change in unrealized gains (losses) on available-for-sale securities	371	5,000	(4,855)
Comprehensive loss including noncontrolling interest	$(20,682)	$(428,473)	$(192,758)
Net loss attributable to noncontrolling interest	(2,793)	(3,859)	(8,385)
Foreign currency translation adjustments attributable to noncontrolling interest	(657)	(2,162)	(2,300)
Comprehensive loss attributable to noncontrolling interest	(3,450)	(6,021)	(10,685)
Comprehensive loss attributable to GitLab	$(17,232)	$(422,452)	$(182,073)
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2022	27,141	$—	119,747	$—	$1,320,479	$(562,204)	$7,839	$24,264	$790,378
Conversion of Class B common stock to Class A common stock	66,162	—	(66,162)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,940	—	24,846	—	—	—	24,846
Issuance of common stock under employee stock purchase plan	437	—	—	—	14,378	—	—	—	14,378
Repurchases, net of early exercised stock options	—	—	(36)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	915	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—		—	4,706	—	—	—	4,706
Stock-based compensation expense	—	—	—	—	114,811	—	—	7,756	122,567
Change in noncontrolling interest ownership	—	—	—	—	18,153	—	—	43,573	61,726
Deconsolidation of Arch, formerly Meltano	—	—	—	—	—	—	—	(11,342)	(11,342)
Other comprehensive loss	—	—	—	—	—	—	(8,666)	(2,300)	(10,966)
Net loss	—	—	—	—	—	(173,407)	—	(8,385)	(181,792)
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(735,611)	$(827)	$53,566	$814,501
Conversion of Class B common stock to Class A common stock	16,995	—	(16,995)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	3,406	—	32,448	—	—	—	32,448
Issuance of common stock under employee stock purchase plan	417	—	—	—	12,933	—	—	—	12,933
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	2,372	—	—	—	—	—	—	—	—
Charitable donation of common stock	231	—	—	—	10,700	—	—	—	10,700
Vesting of early exercised stock options	—	—	—	—	1,234	—	—	—	1,234
Stock-based compensation expense	—	—	—	—	164,515	—	—	(1,466)	163,049
Change in noncontrolling interest ownership	—	—	—	—	(542)	—	—	542	—
Other comprehensive income (loss)	—	—	—	—	—	—	3,225	(2,162)	1,063
Net loss	—	—	—	—	—	(425,677)	—	(3,859)	(429,536)
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,161,288)	$2,398	$46,621	$606,392
Conversion of Class B common stock to Class A common stock	25,933	—	(25,933)	—	—	—	—	—	—
Issuance of common stock in connection with business combination, net	—	—	27	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,488	—	23,973	—	—	—	23,973
Issuance of common stock under employee stock purchase plan	420	—	—	—	13,556	—	—	—	13,556
Issuance of common stock related to RSUs vested	3,200	—	—	—	—	—	—	—	—
Charitable donation of common stock	221	—	—	—	11,827	—	—	—	11,827
Vesting of early exercised stock options	—	—	—	—	341	—	—	—	341
Stock-based compensation expense	—	—	—	—	184,086	—	—	1,813	185,899

Change in noncontrolling interest ownership	—	—	—	—	(413)	—	—	413	—
Other comprehensive loss	—	—	—	—	—	—	(10,906)	(657)	(11,563)
Net loss	—	—	—	—	—	(6,326)	—	(2,793)	(9,119)
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306

The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(9,119)	$(429,536)	$(181,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	185,899	163,049	122,567
Change in fair value of acquisition related contingent consideration	3,750	—	(1,722)
Charitable donation of common stock	11,827	10,700	—
Amortization of intangible assets	8,126	2,167	2,362
Depreciation expense	2,860	4,368	3,231
Amortization of deferred contract acquisition costs	49,714	43,463	44,958
Gain from deconsolidation of Arch, formerly Meltano	—	—	(17,798)
Loss from equity method investment	—	3,824	3,189
Impairment of equity method investment	—	8,858	—
Net amortization of premiums or discounts on short-term investments	(16,746)	(20,349)	(6,077)
Unrealized foreign exchange loss (gain), net	(9,526)	4,833	(3,964)
Other non-cash expense, net	930	1,330	1,156
Changes in assets and liabilities:
Accounts receivable	(99,649)	(36,341)	(54,169)
Prepaid expenses and other current assets	8,424	(23,688)	(8,679)
Deferred contract acquisition costs	(58,127)	(53,100)	(48,555)
Other non-current assets	(183)	(309)	3,012
Accounts payable	5,505	(3,443)	287
Accrued expenses and other current liabilities	(253,369)	259,445	5,722
Accrued compensation and benefits	4,743	15,173	(11,693)
Deferred revenue	108,743	79,347	73,003
Other non-current liabilities	(7,773)	5,249	(2,446)
Net cash provided by (used in) operating activities	(63,971)	35,040	(77,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(707,698)	(815,697)	(821,622)
Proceeds from maturities of short-term investments	708,382	734,007	231,626
Purchases of property and equipment	(3,765)	(1,598)	(6,070)
Deconsolidation of Arch, formerly Meltano	—	—	(9,620)
Payments for business combination, net of cash acquired	(20,210)	—	—
Payments for asset acquisition	(7,660)	—	—
Escrow payment related to business combination, after acquisition date	—	(2,500)	—
Other investing activities	457	(450)	—
Net cash used in investing activities	(30,494)	(86,238)	(605,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	23,964	32,302	24,515
Issuance of common stock under employee stock purchase plan	13,556	12,933	14,378
Contributions received from noncontrolling interests, net of issuance costs	—	—	61,726
Settlement of acquisition related contingent cash consideration	(4,900)	—	(3,137)
Net cash provided by financing activities	32,620	45,235	97,482
Impact of foreign exchange on cash and cash equivalents	1,498	(3,943)	(3,658)
Net decrease in cash and cash equivalents	(60,347)	(9,906)	(589,270)

Cash and cash equivalents at beginning of period	287,996	297,902	887,172
Cash and cash equivalents at end of period	$227,649	$287,996	$297,902
Supplemental disclosure of cash flow information:
Cash paid for income taxes related to the bilateral advance pricing agreement	$187,735	$—	$—
Other cash paid for income taxes	$3,095	$6,903	$838
Supplemental disclosure of non-cash investing and financing activities:
Acquisition measurement period adjustment	$310	$—	$—
Vesting of early exercised stock options	$341	$1,234	$4,706
Unpaid property and equipment in accounts payable	$247	$—	$—

Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$227,649	$287,996	$295,402
Restricted cash, included in prepaid expenses and other current assets	—	—	2,500
Total cash, cash equivalents and restricted cash	$227,649	$287,996	$297,902
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
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal year 2025 and 2024 refer to the fiscal year ended January 31, 2025 and 2024, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, fair value of contingent consideration, taxation of intangible property in company formation, merger, or acquisition transactions, valuation allowance for deferred income taxes, reserves for unrecognized income tax benefits, valuation of acquired intangibles assets and impairment of goodwill. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
Gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net on the consolidated statements of operations. For the years ended January 31, 2025, 2024 and 2023, the Company recognized foreign exchange gains (losses), net of $9.4 million, $(2.9) million and $5.1 million, respectively.
For subsidiaries and the variable interest entity where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate stockholders’ equity into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets. For the years ended January 31, 2025, 2024 and 2023, the Company recognized foreign translation adjustments of $(11.9) million, $(3.9) million and $(6.1) million, respectively.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents as of January 31, 2025 and 2024, consists of cash held in checking and savings accounts, investments in money market accounts and certain highly-liquid investments. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Restricted cash as of January 31, 2023, consists of a $2.5 million acquisition related security deposit withheld in an escrow for any potential post-closing indemnification claims. The Company fully paid this acquisition-related holdback during the year ended January 31, 2024. Refer to “Note 6. Acquisitions.”
Short-Term Investments - Marketable Securities
The Company classifies its marketable securities with stated maturities of three months and greater at the date of purchase as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of January 31, 2025 and 2024, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. If the fair value of a security falls below its amortized cost, the carrying value is reduced to its fair value if management intends to sell or it is more likely than not that it will be required to sell before recovery of the amortized cost basis. If neither of these conditions are satisfied, impairment is assessed for credit losses by comparing the present value of expected cash flows with the amortized cost basis, and an allowance for credit losses is recorded for the excess of amortized cost over expected cash flows. Impairment losses not attributable to credit losses are reported as a separate component of other comprehensive loss, net of tax.
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
As of January 31, 2025 and 2024, the allowance for doubtful accounts was $1.0 million and $0.7 million, respectively. Accounts receivable deemed uncollectible are written off against the allowance when identified.
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
The Company uses various distribution channels. As of January 31, 2025, two of these channel partners represented 11% and 12% of the accounts receivable balance, respectively, while as of January 31, 2024, two of these channel partners represented 12% and 13% of the accounts receivable balance. There were no individual customers whose balance represented more than 10% of accounts receivable as of January 31, 2025 and 2024.
There were no individual customers whose revenue represented more than 10% of total revenue during the years ended January 31, 2025, 2024 and 2023.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities due to their short-term nature. The Company also recorded acquisition related contingent considerations at fair value, as further discussed in “Note 4. Cash Equivalents and Short-Term Investments.”
The Company measures assets and liabilities at each reporting period using a fair value hierarchy which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:
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
Services-related performance obligations relate to the provision of consulting and training services. These services are distinct from subscriptions and do not result in significant customization of the software.
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
For contracts with a one year term, we applied a practical expedient available under ASC 606 and therefore do not make an evaluation for the existence of a significant financing component. In these contracts, at contract inception, the period between when we expect to transfer a promised product or service to the customer and when the customer pays for that product or service will be one year or less. For contracts with terms of more than a year, we have applied judgment in determining that advance payments in such contracts are not collected with the primary intention of availing finance and therefore, do not represent a significant financing component. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes). We do not offer the right of refund in our contracts.
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
Other revenue consists of professional services revenue which is derived from fixed fee and time and materials offerings, subject to customer acceptance for certain fixed fee offerings. Uncertainty exists about customer acceptance and therefore, control is presumed to transfer upon confirmation from the customer, as defined in each professional services contract. Accordingly, revenue is recognized upon satisfaction of all requirements per the applicable contract. Revenue from professional services provided on a time and material basis is recognized over the period services are delivered.
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
During the years ended January 31, 2025, 2024 and 2023, $331.8 million, $217.0 million and $145.9 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
Remaining Performance Obligations
As of January 31, 2025, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $945.0 million. Of this amount, the Company expects to recognize approximately 61% over the next 12 months and 87% over the next 24 months.
Deferred Contract Acquisition Costs
Sales commissions and bonuses that are recoverable and incremental costs of obtaining contracts with customers are capitalized.
Commissions and bonuses paid upon the acquisition of an initial contract are amortized over an estimated period of benefit which has been determined generally to be 3 years based on historical analysis of average customer life and useful life of our product offerings. Commissions paid for subsequent renewals are amortized over the renewal term. Amortization is recognized on a straight-line basis and included in sales and marketing expenses in the consolidated statements of operations. However, costs for commissions that are incremental to obtain a self-managed license contract are expensed immediately. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. These include costs incurred on public relations, website design, advertising, field marketing, and market research services. The Company incurred advertising costs of $34.5 million, $32.5 million and $27.3 million during the years ended January 31, 2025, 2024 and 2023, respectively.
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
In May 2021, the Company granted 3 million shares of restricted stock units (“RSUs”) tied to our Class B common stock to Mr. Sijbrandij, our Co-founder and former CEO. The RSUs contain a service condition and a performance condition based on the achievement of eight separate stock price hurdles/tranches ranging from $95 to $500 per share. The fair value of the RSUs was determined utilizing a

Monte Carlo valuation model. We recognize total stock-based compensation expense over the derived service period of each tranche using the accelerated attribution method, regardless of whether the stock price hurdles are achieved. The RSUs were forfeited during the year ended January 31, 2025. Refer to “Note 9. Equity” for further discussion.
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
Since fiscal year 2023, JiHu has maintained an employee stock option plan ("JiHu 2022 ESOP") for its employees. In June 2024, the board of directors of JiHu approved a new employee stock option plan ("JiHu 2024 ESOP") for its employees in order to grant additional shares. The fair value of Restricted Stock Awards (“RSAs”) and stock option awards is measured on the date of grant and compensation costs related to these awards are recognized on a graded attribution method as the grants include a performance condition for both the JiHu 2022 ESOP and JiHu 2024 ESOP ("JiHu ESOPs"). The Company considers the RSAs and stock option awards granted pursuant to the JiHu ESOP as potentially dilutive equity instruments that will result in dilution of the Company’s stake in JiHu upon vesting of such awards (or, in the case of option awards granted pursuant to the JiHu ESOP, upon vesting and subsequent exercise into shares of JiHu common stock). Any such dilution will be accounted for as an equity transaction. Until such awards granted pursuant to the JiHu ESOP are vested (or, in the case of option awards, vested and ultimately exercised into shares of JiHu common stock), the Company will continue to record the recognized stock-compensation expense of JiHu as part of the noncontrolling interest.
In June 2022, the Company granted 0.4 million performance stock units (“2022 PSUs”) to senior members of its management team and in December 2024, the Company granted 0.3 million performance stock units (“2024 PSUs”) to its new Chief Executive Officer (“CEO”). The 2022 and 2024 PSUs are subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The fair value of 2022 and 2024 PSUs is measured at the market price of the Company’s Class A common stock on the date of grant and compensation costs related to awards expected to vest are recognized on a graded-vesting method over the requisite service periods. The estimate of awards expected to vest is reassessed by management at each reporting period.
Segment Reporting
The Company derives revenue globally and manages its business activities on a consolidated basis. The Company’s primary offering is GitLab, a complete DevSecOps platform delivered as a single application which is offered on both self-managed and SaaS models.
The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker (“CODM”), the Company’s CEO, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The Company’s CODM primarily uses consolidated net loss as the measure of profit or loss to facilitate analysis of the Company’s financial trends, and for internal planning and forecasting purposes. Consolidated expense information is included on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheet as total assets.
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
We amortize our acquired intangible assets with definite lives on a straight-line basis over a period of three years.
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
Leases
The Company determines whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. At the lease commencement date, the Company determines the lease classification between finance and operating and recognizes a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents the Company’s right to use an underlying asset and a lease liability represents the Company’s obligation to make payments during the lease term. The Company has operating leases for office premises leased by JiHu, as well as for an immaterial short-term sales office in India. The Company accounts for lease components and non-lease components separately. The Company does not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
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

We test our goodwill for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. Based on an analysis of qualitative and quantitative factors, including our market capitalization, we determined there to be no impairment of goodwill in any of the periods presented.
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in a former subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net loss resulting from the investment is reported under loss from equity method investment, net of tax in our consolidated statements of operations. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Refer to “Note 11. Joint Venture and Equity Method Investment” for more information.
Revision of Previously Issued Consolidated Financial Statements
During the quarter ended January 31, 2025, the Company identified errors related to the understatement of certain tax liabilities associated with the formation of our joint venture, JiHu in February 2021. The Company concluded that the impact of the errors on previously issued consolidated financial statements as of and for the annual periods ended January 31, 2024 and January 31, 2023 were immaterial. However, the Company has revised the prior-period consolidated financial statements to correct these errors.
The following tables summarize the revisions of previously-issued consolidated financial statements (in thousands):
Consolidated Balance Sheet

	January 31, 2024
	As Previously Reported	Adjustment	As Revised
ASSETS
CURRENT ASSETS:
Prepaid expenses and other current assets	$45,601	$3,542	$49,143
Total current assets	1,280,917	3,542	1,284,459
TOTAL ASSETS	$1,317,861	$3,542	$1,321,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$286,178	$15,084	$301,262
Total current liabilities	662,073	15,084	677,157
TOTAL LIABILITIES	699,927	15,084	715,011
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(1,149,822)	(11,466)	(1,161,288)
Accumulated other comprehensive income	2,335	63	2,398
Total GitLab stockholders’ equity	571,174	(11,403)	559,771
Noncontrolling interests	46,760	(139)	46,621
TOTAL STOCKHOLDERS’ EQUITY	617,934	(11,542)	606,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,317,861	$3,542	$1,321,403

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss

	Year Ended January 31, 2024
	As Previously Reported	Adjustment	As Revised
Other expense, net	$(11,826)	$(415)	$(12,241)
Loss before income taxes and loss from equity method investment	(160,152)	(415)	(160,567)
Provision for income taxes	264,057	1,088	265,145
Net loss	$(428,033)	$(1,503)	$(429,536)
Net loss attributable to GitLab	(424,174)	(1,503)	(425,677)
Foreign currency translation adjustments	$(4,122)	$185	$(3,937)
Comprehensive loss attributable to GitLab	$(421,134)	$(1,318)	$(422,452)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(2.75)	$(0.01)	$(2.76)

	Year Ended January 31, 2023
	As Previously Reported	Adjustment	As Revised
Other income, net	$21,585	$36	$21,621
Loss before income taxes and loss from equity method investment	(175,330)	36	(175,294)
Provision for income taxes	2,898	1,132	4,030
Net loss	$(180,696)	$(1,096)	$(181,792)
Net loss attributable to GitLab	(172,311)	(1,096)	(173,407)
Foreign currency translation adjustments	$(5,874)	$(237)	$(6,111)
Comprehensive loss attributable to GitLab	$(180,740)	$(1,333)	$(182,073)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(1.16)	$(0.01)	$(1.17)

Impacted financial statement line items appearing in the Company’s consolidated statements of stockholders’ equity have also been revised accordingly. Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net loss was revised, as shown above, with an offset to the prepaid expenses and other current assets and accrued expenses and other current liabilities captions within operating activities on the consolidated statements of cash flows. Accordingly, a revision table for the consolidated statement of cash flows is not included.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures, which requires public entities to disclose expanded information about their reportable segment(s)’ significant expenses and other segment items on an interim and annual basis. The Company adopted the ASU retrospectively on January 1, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not early adopted ASU 2023-09 and is currently evaluating the impact on the consolidated financial disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not early adopted ASU 2024-03 and is currently evaluating the impact on the consolidated financial disclosures.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended January 31,
	2025		2024		2023
Subscription—self-managed and SaaS	$675,179	89%	$506,306	87%	$369,349	87%
Subscription—self-managed	458,883	61	355,707	61	275,275	65
SaaS	216,296	28	150,599	26	94,074	22
License—self-managed and other	$84,070	11%	$73,600	13%	$54,987	13%
License—self-managed	68,366	9	63,110	11	46,046	11
Professional services and other	15,704	2	10,490	2	8,941	2
Total revenue	$759,249	100%	$579,906	100%	$424,336	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
United States	$618,658	$473,021	$352,975
Europe	122,651	93,292	61,820
Asia Pacific	17,940	13,593	9,541
Total revenue	$759,249	$579,906	$424,336
During the years ended January 31, 2025, 2024 and 2023, the United States accounted for 82%, 82% and 83% of total revenue for each period presented. No other individual country exceeded 10% of total revenue for any of the periods presented.

4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,093	$—	$—	$97,093
Level 2:
Cash equivalents
U.S. Treasury securities	36,429	8	—	36,437
Total cash equivalents (1)	133,522	8	—	133,530
Short-term investments
Commercial paper	19,400	4	(11)	19,393
Corporate debt securities	220,326	327	(148)	220,505
U.S. Agency securities	61,020	20	(65)	60,975
U.S. Treasury securities	463,474	521	(140)	463,855
Total short-term investments	764,220	872	(364)	764,728
Level 2 total	800,649	880	(364)	801,165
Total cash equivalents and short-term investments	$897,742	$880	$(364)	$898,258
(1) Included in “cash and cash equivalents” in our consolidated balance sheet as of January 31, 2025, in addition to cash of $94.1 million.

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$187,175	$—	$—	$187,175
Level 2:
Cash equivalents
U.S. Treasury securities	15,909	—	(2)	15,907
Commercial paper	3,962	—	(1)	3,961
Total cash equivalents (1)	207,046	—	(3)	207,043
Short-term investments
Commercial paper	23,229	14	(1)	23,242
Corporate debt securities	231,219	740	(250)	231,709
U.S. Agency securities	56,324	29	(136)	56,217
U.S. Treasury securities	437,369	141	(389)	437,121
Total short-term investments	748,141	924	(776)	748,289
Level 2 total	768,012	924	(779)	768,157
Total cash equivalents and short-term investments	$955,187	$924	$(779)	$955,332
(1) Included in “cash and cash equivalents” in our consolidated balance sheet as of January 31, 2024, in addition to cash of $81.0 million.
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
During the years ended January 31, 2025, 2024 and 2023, the Company recorded $47.7 million, $39.1 million and $14.5 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $16.7 million, $20.3 million and $6.1 million of net amortization of premiums or discounts on short-term investments during the years ended January 31, 2025, 2024 and 2023, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2025
U.S. Agency securities	$48,445	$(65)	$—	$—	$48,445	$(65)
Commercial paper	13,430	(11)	—	—	13,430	(11)
Corporate debt securities	72,022	(146)	5,988	(2)	78,010	(148)
U.S. Treasury securities	100,921	(140)	—	—	100,921	(140)
Total cash equivalents and short-term investments	$234,818	$(362)	$5,988	$(2)	$240,806	$(364)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2024
U.S. Agency securities	$35,979	$(53)	$11,386	$(83)	$47,365	$(136)
Commercial paper	15,462	(2)	—	—	15,462	(2)
Corporate debt securities	85,998	(192)	15,485	(58)	101,483	(250)
U.S. Treasury securities	139,567	(192)	41,193	(199)	180,760	(391)
Total cash equivalents and short-term investments	$277,006	$(439)	$68,064	$(340)	$345,070	$(779)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	January 31, 2025		January 31, 2024
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$590,193	$590,832	$619,286	$618,765
Due between 1 year to 2 years	174,027	173,896	128,855	129,524
Total	$764,220	$764,728	$748,141	$748,289
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
During the years ended January 31, 2025, 2024 and 2023, the Company reassessed the fair value of outstanding operational milestones and recorded a $3.8 million loss in fair value, zero and a $1.7 million gain in fair value, respectively. The change in fair value was included in general and administrative expenses in the consolidated statement of operations for the years ended January 31, 2025, 2024 and 2023, respectively.

In October 2024, the remaining operational milestones were achieved, and the Company paid $7.5 million of contingent cash consideration during the year ended January 31, 2025. The Company had zero and $3.6 million of Level 3 contingent consideration payable as of January 31, 2025 and January 31, 2024, respectively.
Interest accretion expense was $0.1 million, $0.2 million and $0.3 million for the years ended January 31, 2025, 2024 and 2023, respectively.
5. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2025	January 31, 2024
Prepaid software subscriptions	$10,769	$12,835
Prepaid income taxes	6,302	7,891
Interest receivable	5,893	4,159
Indirect tax credit receivable (1)	3,698	3,663
Prepaid insurance	2,945	2,718
Revenue contract asset	2,432	1,910
Other prepaid expenses	2,199	1,776
Vendor receivable	1,951	2,000
Prepaid expenses for the Company’s events	1,950	9,245
Prepaid advertising costs	689	1,621
Security and other deposits	264	371
Other current assets	1,319	954
Total prepaid expenses and other current assets	$40,411	$49,143
(1) The Company revised prior-period balances. Refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”.
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	January 31, 2025	January 31, 2024
Computer and office equipment	$7,012	$9,182
Leasehold improvements	78	1,154
	7,090	10,336
Less: Accumulated depreciation (1)	(3,077)	(7,382)
Total property and equipment, net (1)	$4,013	$2,954
(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment. As of January 31, 2025 and January 31, 2024, the Company also wrote off $7.2 million and $1.1 million of fully depreciated assets as they were no longer in use, respectively.
Depreciation expense of property and equipment was $2.9 million, $4.4 million and $3.2 million for the years ended January 31, 2025, 2024 and 2023, respectively.

Other Non-Current Assets
Other non-current assets consisted of the following (in thousands):

	January 31, 2025	January 31, 2024
Security and other deposits	$3,924	$3,495
Deferred software implementation costs	143	336
Other non-current assets	370	559
Total other non-current assets	$4,437	$4,390
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2025	January 31, 2024
Indirect taxes payable (1)	$18,779	$9,971
Accrued expenses	13,292	11,499
Income taxes payable (1)	13,111	11,253
Customer refunds payable	6,268	3,019
ESPP employee contributions	2,955	2,827
Operating lease liabilities, current	275	410
Income tax liability related to BAPA (2)	—	258,675
Acquisition related liabilities (3)	—	3,608
Total accrued expenses and other current liabilities	$54,680	$301,262
(1) The Company has revised prior-period balances. Refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”.
(2) Refer to “Note 12. Income Taxes”.
(3) Refer to “Note 4. Cash Equivalents and Short-Term Investments”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	January 31, 2025	January 31, 2024
Accrued commissions	$16,538	$12,734
Other accrued team member related payables	15,564	13,581
Payroll taxes payable	8,131	9,306
Restructuring accrual and related charges (1)	—	188
Total accrued compensation and benefits	$40,233	$35,809
(1) Refer to “Note 10. Restructuring and Other Related Charges”.

Other Non-Current Liabilities
Other non-current liabilities consisted of the following (in thousands):

	January 31, 2025	January 31, 2024
Long term taxes payable	$4,888	$771
Provision towards labor matters (1)	1,380	2,197
Operating lease liabilities, non-current	117	—
Early exercised options liability	70	420
Deferred tax liabilities, net	44	10,560
Other non-current liabilities	58	112
Total other non-current liabilities	$6,557	$14,060
(1) Refer to “Note 14. Commitments and Contingencies”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Gain from deconsolidation of Arch, formerly Meltano	$—	$—	$17,798
Impairment loss of equity method investment in Arch, formerly Meltano	—	(8,858)	—
Foreign exchange gains (losses), net	9,416	(2,871)	5,131
Other expense, net	(229)	(512)	(1,308)
Total other income (expense), net	$9,187	$(12,241)	$21,621
6. Acquisitions
Opstrace
On December 3, 2021, the Company completed the acquisition of Opstrace, Inc., a technology company based in San Francisco, California.
The transaction was accounted for as a business combination. The acquisition date fair value of the consideration transferred was $13.5 million, which included contingent cash consideration.
As of January 31, 2023, the Company held $2.5 million in an escrow as partial security for post-closing indemnification claims made within 18 months of the closing date. The Company fully paid out this acquisition-related holdback during the year ended January 31, 2024.
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
Total consideration includes $3.6 million deposited in an escrow account as partial security for post-closing indemnification claims made within 15 months of the Acquisition Date. As the Company is not the legal owner of the escrow account, it is not recorded on the consolidated balance sheet as of January 31, 2025.
As part of the acquisition, there was also a holdback in the amount of $3.2 million to be paid to the two co-founders (the “founder holdback”) in three equal tranches of 33.3%. The first such payment will be paid if certain milestones are achieved on or before the first anniversary of the closing date, provided such founder is employed by the Company upon completion of the milestones. The second and third tranches will be paid provided such founder is employed by the Company on the second and third anniversaries of the closing dates, respectively. As the founder holdback arrangement represents compensation for post-combination services, the Company has excluded the entire $3.2 million from the purchase price to be allocated, and will recognize the amount as expense over the period of services rendered after factoring in the likelihood of achieving the milestones in the first year.
During the year ended January 31, 2025, the milestones attached to the first payment tranche were achieved and $1.1 million was paid out to the two co-founders. The Company recorded $1.1 million of the founder holdback in general and administrative expenses in its consolidated statement of operations for the year ended January 31, 2025.
Acquisition related transaction costs were $1.2 million for the year ended January 31, 2025, and were recorded by the Company in general and administrative expenses in its consolidated statement of operations.
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
During the year ended January 31, 2025, The Company recorded an acquisition measurement period adjustment of $0.3 million to reflect adjustments to certain deferred tax assets resulting from the filing of income tax returns for the periods prior to acquisition date. These purchase price allocation adjustments resulted in a $0.3 million decrease to goodwill and a corresponding increase to the deferred tax liability during the one year measurement period. They do not impact net income or the earnings per share in this period.
The following table reflects the fair values of assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$120
Developed technology	16,276
Goodwill	8,055
Prepaid expenses and other current assets	121
Accrued expenses and payroll	(3,582)
Deferred tax liability	(660)
Net assets acquired	$20,330
As of the Acquisition Date, developed technology of the acquired business had an estimated useful life of three years. The fair value of the developed technology intangible asset was estimated using the replacement cost method, which utilizes assumptions for the cost to replace it, such as time and resources required, as well as a theoretical profit margin and opportunity costs. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. The goodwill is not deductible for Israeli income tax purposes.
Results of operations of the business acquired have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The revenue and net income (loss) earned by the business acquired following the acquisition are not material to the Company’s consolidated results of operations; and accordingly, pro forma financial statements have not been presented.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2024	$8,145
Acquisition of Oxeye	8,055
Acquisition measurement period adjustment	(310)
Foreign currency translation adjustments	249
Balance as of January 31, 2025	$16,139
There was no goodwill impairment for any periods presented.

Intangible Assets
Intangible assets, net consisted of the following (in thousands):

January 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$22,913	$(10,982)	$11,931	2.2
Developed technology from asset acquisitions (2)	7,660	(1,757)	5,903	2.3
Total	$30,573	$(12,739)	$17,834

January 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$6,200	$(4,467)	$1,733	0.8
Developed technology from asset acquisitions (1) (2)	914	(914)	—	0.0
Total	$7,114	$(5,381)	$1,733
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
(2) During the years ended January 31, 2025 and 2024, the Company wrote off $0.9 million and $0.4 million of fully amortized intangible assets as the technology had become obsolete, respectively.
Amortization expense was $8.1 million, $2.2 million and $2.4 million for the years ended January 31, 2025, 2024 and 2023, respectively.
As of January 31, 2025, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2026	$8,124
2027	8,124
2028	1,586
Total future amortization	$17,834

8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $5.9 million, $5.1 million, and $3.9 million for the years ended January 31, 2025, 2024 and 2023, respectively.
9. Equity
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
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	January 31, 2025	January 31, 2024
Class A and Class B common stock
Options issued and outstanding	5,896	8,503
Shares available for issuance under Equity Incentive Plans	31,852	24,868
RSUs and PSUs issued and outstanding	8,743	10,930
Shares reserved for issuance to charitable organizations	1,183	1,404
ESPP	6,554	5,398
Total	54,228	51,103
Equity Incentive Plans
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

The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	January 31, 2025	January 31, 2024
Available at beginning of period	24,868	21,483
Awards authorized	7,878	7,557
RSUs and PSUs granted	(5,794)	(6,258)
RSUs and PSUs canceled and forfeited	4,781	1,292
Options canceled and forfeited	119	777
Options repurchased	—	17
Available at end of period	31,852	24,868
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2024	8,503	$13.03	5.85	$499.2
Options exercised	(2,488)	9.63
Options canceled	(11)	17.78
Options forfeited	(108)	18.01
Balances at January 31, 2025	5,896	$14.27	5.41	$344.8
Options vested at January 31, 2025	5,292	$13.77	5.32	$312.2
Options vested and expected to vest at January 31, 2025	5,896	$14.27	5.41	$344.8
No options were granted during the years ended January 31, 2025, 2024 and 2023 and the aggregate grant-date fair value of options that vested during the years ended January 31, 2025, 2024 and 2023 was $27.6 million, $17.9 million and $31.0 million, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2025, 2024 and 2023 was $116.2 million, $128.8 million and $123.4 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise. During the years ended January 31, 2025, 2024 and 2023, the Company recorded $15.0 million, $17.6 million and $23.2 million stock-based compensation expense related to options, respectively.
As of January 31, 2025, approximately $21.5 million of total unrecognized stock-based compensation cost was related to stock options granted of which $19.4 million relates to the modification of stock options previously granted to our former CEO. Total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 year. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands) (1)	Weighted- Average grant date fair value
Balances at January 31, 2024	7,701	$47.20
Granted	5,539	54.30
Vested	(3,200)	49.35
Canceled/forfeited	(1,781)	49.37
Balances at January 31, 2025	8,259	$50.64
(1) The table above does not include 3 million RSUs granted to the Co-founder and former CEO described below.
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the years ended January 31, 2025, 2024 and 2023, the Company recorded $157.2 million, $117.6 million and $61.6 million stock-based compensation expense related to RSUs, respectively.
As of January 31, 2025, approximately $394.0 million of total unrecognized compensation cost was related to RSUs granted to team members that is expected to be recognized over a weighted-average period of 2.6 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
PSUs
In December 2024, the Company granted 0.3 million PSUs to its CEO subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in three equal tranches in fiscal year 2026, 2027 and 2028 and the service condition on each vest date. The Company recorded $1.3 million of stock-based compensation expense related to these PSUs during the year ended January 31, 2025. As of January 31, 2025, unrecognized stock-based compensation expense related to these PSUs was $17.8 million to be recognized over a period of 3.4 years.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipients may earn between 0% and 200% of the original grant. The performance condition was achieved in fiscal year 2025 and 0.1 million PSUs are expected to vest in fiscal year 2026, subject to continuous service through the applicable vesting dates. The Company recorded $2.3 million, $1.3 million and $1.6 million of stock-based compensation expense related to PSUs during the years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, unrecognized stock-based compensation expense related to these PSUs was $0.9 million to be recognized over a period of 0.9 years.

Former CEO Restricted Stock Units (“Former CEO RSU”)
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and former CEO, with an estimated aggregate grant date fair value of $8.8 million. As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. In December 2024, Mr. Sijbrandij resigned from his position as CEO and as a result, all unvested RSUs were forfeited, which resulted in a $3.4 million net gain of stock-based compensation expense for the year ended January 31, 2025. During the years ended January 31, 2024 and 2023, the Company recorded $1.7 million and $1.7 million, respectively, of stock-based compensation expense related to the former CEO RSU. As of January 31, 2025, there was no unrecognized stock-based compensation expense remaining related to these RSUs.
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
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Fiscal Year Ended January 31,
	2025	2024	2023
Risk-free interest rate	4.08% - 5.25%	4.22% - 5.30%	1.62% - 4.55%
Volatility	46.03% - 60.50%	40.95% - 65.56%	44.95% - 55.19%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Dividend yield	—%	—%	—%
The Company recorded $11.8 million, $19.0 million, and $25.7 million of stock-based compensation expense related to the ESPP during the years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, approximately $8.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenue	$7,922	$6,400	$5,078
Sales and marketing	72,954	68,766	48,001
Research and development	58,312	50,804	36,325
General and administrative	46,711	37,079	33,163
Total stock-based compensation expense (1)	$185,899	$163,049	$122,567
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was zero for the years ended January 31, 2025 and 2024, and $7.7 million for the year ended January 31, 2023, respectively.
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
During the years ended January 31, 2025 and 2024, the Company donated 221,195 shares and 231,408 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $11.8 million and $10.7 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended January 31, 2025 and 2024, respectively.
10. Restructuring and Other Related Charges
In fiscal year 2025, the Company restructured certain departments to better align functions and recognized total restructuring charges of $1.9 million. In fiscal year 2024, the Company reduced its total global headcount by approximately 7% and recognized total restructuring charges of $8.0 million.
The Company recognized severance and other termination benefit costs as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024 (1)
Cost of revenue	$—	$463
Research and development	393	2,119
Sales and marketing	1,126	3,811
General and administrative	377	1,634
Total	$1,896	$8,027
(1) Excludes stock-based compensation of $1.3 million for the year ended January 31, 2024.
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2024	$188
Charges	1,896
Cash payments	(2,084)
Balance as of January 31, 2025	$—
11. Joint Venture and Equity Method Investment
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of January 31, 2025 and 2024, the Company retains control over JiHu with its equity stake at approximately 54% for each period presented.
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
As a result of forfeitures triggered by the departure of certain executives from JiHu in fiscal year 2025 and fiscal year 2024, the Company reversed stock-based compensation previously recorded for such executives. There were no forfeitures in fiscal year 2023. For the years ended January 31, 2025, 2024 and 2023, the Company recorded $1.8 million stock-based compensation net expense, $1.5 million net gain and $7.8 million stock-based compensation expense, respectively.
As of January 31, 2025, approximately $7.1 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over 3.8 years.
Operating Leases
JiHu entered into three new operating leases during the year ended January 31, 2025 and has various non-cancelable long-term operating leases maturing by June 25, 2027 with total lease payments of $0.4 million and a total present value of lease liabilities of $0.4 million. In addition, JiHu has various other short-term leases. Lease expense associated with short-term leases was $0.1 million during the year ended January 31, 2025 and immaterial for both years ended January 31, 2024 and 2023.
The Company recognized $0.4 million, $0.6 million and $0.6 million of operating lease expense during the the years ended January 31, 2025, 2024 and 2023, respectively.
The table below presents supplemental information related to operating leases for the year ended January 31, 2025 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.65
Weighted-average discount rate	3.3%
Right-of-use assets obtained in exchange for new operating lease liabilities	$324
Cash paid for amounts included in the measurement of lease liabilities	$388

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023

Revenue	$7,588	$6,451	$4,743
Cost of revenue	2,252	2,414	1,731
Gross profit	5,336	4,037	3,012
Operating expenses:
Sales and marketing	6,331	7,369	7,670
Research and development	1,841	5,338	6,818
General and administrative	4,520	1,864	10,515
Total operating expenses	12,692	14,571	25,003
Loss from operations	(7,356)	(10,534)	(21,991)
Interest income	814	1,078	659
Other income, net	483	858	1,633
Net loss before income taxes	(6,059)	(8,598)	(19,699)
Provision for income taxes	15	16	—
Net loss	$(6,074)	$(8,614)	$(19,699)

Net loss attributable to noncontrolling interest	$(2,793)	$(3,859)	$(8,385)

	January 31, 2025	January 31, 2024 (1)

Cash and cash equivalents	$37,991	$43,896
Property and equipment, net	322	489
Operating lease right-of-use assets	381	405
Other assets	7,804	6,378
Total assets	$46,498	$51,168

Total liabilities	$10,278	$10,079
(1) The Company revised the prior-period balances. Refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”.
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
12. Income Taxes
The components of total loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024 (1)	2023 (1)
US	$(108,336)	$14,328	$(4,877)
Foreign	22,543	(174,895)	(170,417)
Loss before income taxes	$(85,793)	$(160,567)	$(175,294)
(1) The Company revised the prior-period balances. Refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”.
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Current:
Federal and State	$2,028	$(1,768)	$1,432
Foreign	(68,021)	257,384	1,954
Total current	$(65,993)	$255,616	$3,386
Deferred:
Federal and State	$(3)	$(810)	$614
Foreign	(10,678)	10,339	30
Total deferred	$(10,681)	$9,529	$644

Provision for (benefit from) income taxes	$(76,674)	$265,145	$4,030
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	Fiscal Year Ended January 31,
	2025	2024 (1)	2023 (1)
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.1)	(0.1)	(0.2)
Stock-based compensation	6.9	2.4	(0.4)
Non-deductible Executive Compensation	(12.0)	(4.7)	(1.6)
Research tax credit	5.5	6.2	2.7
Foreign rate differential	(2.8)	(1.8)	5.5
Change in valuation allowance	(4.5)	(83.3)	(29.0)
Foreign derived intangible income deduction	0.2	—	0.6
Unrecognized tax benefits	77.5	(105.3)	(1.1)
Other	(2.3)	0.5	0.2
Total	89.4%	(165.1)%	(2.3)%

(1) The Company revised the prior-period balances. Refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$92,432	$85,348
Research tax credits	14,942	14,031
Deferred revenue	12,419	6,812
Accruals and other assets	2,024	6,237
Capitalized R&D	107,035	70,921
Intangibles	98,690	110,160
Interest expense limitation	10,379	35,085
Unrealized FX	282	—
Stock-based compensation	8,829	6,679
Gross deferred tax assets	347,032	335,273
Valuation allowance	(323,710)	(328,385)
Net deferred tax assets	23,322	6,888
Deferred tax liabilities:
Deferred contract acquisition costs	(13,628)	(7,019)
Fixed assets	(92)	(191)
Unrealized foreign exchange adjustments	—	(10,024)
Federal effects of disregarded entities	(9,277)	—
Other	—	(23)
Net deferred tax assets (liabilities)	$325	$(10,369)

The Company executed the Bilateral Advanced Pricing Agreement (“BAPA”) agreements with the United States Internal Revenue Services (“IRS”) and the Netherlands’ Dutch Tax Authority (“DTA”) on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and the DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, the Company will file amended returns for the 2018 through 2023 fiscal years; the tax returns for the fiscal year ended January 31, 2024 were filed. All U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized.
As of January 31, 2025, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
As of January 31, 2025, unrecognized tax benefits approximated $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. As of January 31, 2024, unrecognized tax benefits approximated $402.7 million, of which $213.7 million would affect the effective tax rate if recognized. The Company has settled and paid the BAPA tax liability with the DTA, thereby reducing the current tax liability previously classified as an unrecognized tax benefit. For unrecognized tax benefits unrelated to the BAPA, the Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	January 31,
	2025	2024
Beginning balance	$402,728	$13,364
Gross increases due to tax positions taken in prior periods	9,785	324,364
Gross increases due to tax position taken in current period	3,510	65,001
Gross decreases due to settlement tax payment	(137,262)	—
Gross decreases due to settlements with taxing authorities	(253,191)	—
Gross decreases due to lapses in applicable statutes of limitations	—	(1)
Ending balance	$25,570	$402,728
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2025, 2024 and 2023, the Company recognized interest and penalties of $5.3 million, $56.3 million and $1.3 million, respectively; these amounts are not included in the above table.
13. Net Income (Loss) per Share
The following table sets forth basic and diluted income (loss) per share for each of the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss attributable to GitLab	$(6,326)	$(425,677)	$(173,407)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	160,580	154,283	148,407
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.04)	$(2.76)	$(1.17)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	January 31, 2025	January 31, 2024	January 31, 2023
Shares subject to outstanding common stock options	5,896	8,503	12,686
Unvested restricted stock in connection with business combination	1	3	8
Unvested early exercised stock options	3	22	194
Unvested RSUs and PSUs	8,743	10,930	8,336
Shares subject to the ESPP	55	63	81
Total	14,698	19,521	21,305
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2025 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Purchase commitments (1)	$132,709	$93,490	$38,979	$240
(1) The table above includes $32 million of remaining non-cancelable contractual commitments as of January 31, 2025 related to one of the Company’s hosting infrastructure vendors, under which the Company committed to spend an aggregate of at least $171 million between October 2020 and September 2025.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of January 31, 2025 and January 31, 2024, the estimated liability relating to these matters was $1.4 million and $2.2 million, respectively, is recorded in other non-current liabilities on the consolidated balance sheets.
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
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 5:24-cv-06244-EKL, naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding the Company’s use of AI features and ability to monetize the Company’s AI capabilities that artificially inflated the Company’s stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we will move to dismiss the second amended complaint in April 2025.
Two putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 3:25-cv-01597 (“Preciado”); and on February 19, 2025 in United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 3:25-cv-01735 (“Jones”). Both cases are allegedly brought on the Company’s behalf. Each of the lawsuits name the Company as a nominal defendant, and also certain of the Company’s officers and current and former members of the Company’s board of directors. The Jones complaint purports to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado complaint purports to assert those claims as well as unjust enrichment and related corporate torts. The complaints seek to recover unspecified damages and other relief on the Company’s behalf.
Based on the preliminary nature of the proceedings in these actions, the outcomes remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
In addition to the shareholder matters described above, the Company is, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
15. Subsequent Events
On March 3, 2025, the Company announced that Ian Steward will join as Chief Revenue Officer, effective May 3, 2025. Ashley Kramer, who has been serving as Interim Chief Revenue Officer while maintaining her role as Chief Marketing and Strategy Officer, will continue in both positions until the end of the first quarter of fiscal year 2026.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ("certifying officers") have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of January 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2025 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 31, 2025.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears in Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weakness
As disclosed in our previously issued Annual Report on Form 10-K for the year ended January 31, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During fiscal year 2024, we determined that a material weakness existed due to a lack of policies and procedures related to the operation of control activities and inadequate communication of information to control owners and operators related to the objectives and responsibilities for internal control in a manner which supports the internal control environment at the Company. In particular:
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
We implemented remediation actions during fiscal year 2025 to address this material weakness and enhance our control environment. Our remediation actions included:
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
We have tested and evaluated the implementation of these new and revised processes and internal controls to determine whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our consolidated financial statements. Based on our assessment, we have concluded that this material weakness has been remediated as of January 31, 2025.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Sytse Sijbrandij 10b5-1 Plan
On December 26, 2024, Sytse Sijbrandij, Co-Founder and Executive Chair of the Board of Directors of the Company, entered into, through Mr. Sibrandij’s revocable trust and the Sijbrandij Foundation, a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Sijbrandij Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock resulting from the conversion of shares of the Company’s Class B common stock. The Sijbrandij Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sijbrandij Rule 10b5-1 Plan provides for the potential sale of approximately 2,173,416 shares, which reflects the aggregate number of shares of the Company’s Class A common stock resulting from the conversion of shares of the Company’s Class B common stock, as applicable, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Sijbrandij Rule 10b5-1 Plan, between April 15, 2025 and March 18, 2026.
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
Brian Robins 10b5-1 Plan
On December 31, 2024, Brian Robins, the Company’s Chief Financial Officer, along with The Robins Family Trust, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Robins Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options. The Robins Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Robins Rule 10b5-1 Plan provide for the potential sale of approximately 230,000 shares, which reflects shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Robins Rule 10b5-1 Plan between April 1, 2025 and February 27, 2026.
The Robins Rule 10b5-1 Plan includes a representation from Mr. Robins and The Robins Family Trust trustee to the broker administering the plan that neither was in possession of any material nonpublic information regarding the Company or the securities subject to the Robins Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Robins Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Robins Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Robins or the trustee was unaware, or with respect to any material nonpublic information acquired by Mr. Robins, the trustee or the Company after the date of the representation.
Sabrina Farmer 10b5-1 Plan
On December 31, 2024, Sabrina Farmer, the Company’s Chief Technology Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Farmer Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock resulting from vesting and settlement of restricted stock units. The Farmer Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The aggregate number of shares of Class A common stock that will be available for sale under the Farmer Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock units. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 93,175 shares, which reflects the aggregate maximum number of shares underlying Ms. Farmer’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Farmer Rule 10b5-1 Plan between April 1, 2025 and December 26, 2025.
The Farmer Rule 10b5-1 Plan includes a representation from Ms. Farmer to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Farmer Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Farmer Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Farmer Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Farmer was unaware, or with respect to any material nonpublic information acquired by Ms. Farmer or the Company after the date of the representation.
Once executed, transactions under each of the Sijbrandij Rule 10b5-1 Plan, the Robins Rule 10b5-1 Plan and the Farmer 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Sijbrandij, Mr. Robins, Ms. Farmer or other officers or directors of the Company.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended January 31, 2025 in connection with our 2025 annual meeting of shareholders, or the Proxy Statement, and is incorporated herein by reference.
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
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the deferred tax valuation allowance for the fiscal years ended January 31, 2025, 2024, and 2023:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2025
Deferred tax valuation allowance	$328,385	$—	$4,675	$323,710
Year ended January 31, 2024
Deferred tax valuation allowance	$159,470	$168,915	$—	$328,385
Year ended January 31, 2023
Deferred tax valuation allowance	$115,839	$43,631	$—	$159,470
(3) Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2024 of GitLab Inc., as amended	10-Q	001-40895	3.1	9/3/2024
3.2	Amended and Restated Bylaws of GitLab Inc.	8-K	001-40895	3.1	12/15/2022
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/2021
4.2	Form of Class B Common Stock Warrant	S-1/A	333-259602	4.3	10/4/2021
4.3	Description of Registrant’s Securities	10-K	001-40895	4.4	4/8/2022
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of directors and executive officers	S-1	333-259602	10.1	9/17/2021
10.2†	GitLab Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-259602	10.2	9/17/2021
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements	10-K	001-40895	10.3	3/26/2024

10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	10-Q	001-40895	10.4	6/7/2022
10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers	S-1/A	333-259602	10.5	10/4/2021
10.6†‡	Form of Global Performance Stock Unit Award Agreement	10-Q	001-40895	10.6	9/7/2022
10.7†	GitLab Inc. Amended and Restated Separation Benefit Plan	8-K	001-40895	10.1	6/25/2024
10.8†	Offer Letter by and between GitLab Inc. and William Staples					X
19.1	GitLab Inc. Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	GitLab Inc. Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-40895	97.1	3/26/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
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

GITLAB INC.
Date: March 21, 2025
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: March 21, 2025
	By:	/s/ Brian Robins
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

Name	Title	Date

/s/ William Staples	Chief Executive Officer	March 21, 2025
William Staples	(principal executive officer)

/s/ Brian Robins	Chief Financial Officer	March 21, 2025
Brian Robins	(principal financial officer and the interim principal accounting officer)

/s/ Sytse Sijbrandij	Director	March 21, 2025
Sytse Sijbrandij

/s/ Sundeep Bedi	Director	March 21, 2025
Sundeep Bedi

/s/ Karen Blasing	Director	March 21, 2025
Karen Blasing

/s/ Sue Bostrom	Director	March 21, 2025
Sue Bostrom

/s/ David Henshall	Director	March 21, 2025
David Henshall

/s/ Matthew Jacobson	Director	March 21, 2025
Matthew Jacobson

/s/ Merline Saintil	Director	March 21, 2025
Merline Saintil

/s/ Godfrey Sullivan	Director	March 21, 2025
Godfrey Sullivan