Form 10-Q
period 2025-04-30
Gitlab Inc.
filed 2025-06-11
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 27, 2025, the number of shares of the registrant’s Class A common stock outstanding was 146.1 million and the number of shares of the registrant’s Class B common stock outstanding was 19.1 million.
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

•the impact of macroeconomic conditions, including inflation, tariffs, volatile interest rates, regulatory uncertainty, including with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and increased volatility in the capital markets, and regional and other global events, including ongoing armed conflicts in different regions of the world, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
•We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source and community contributed code in our products.

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
•As our product offerings mature and expand, our pricing and packaging for new and existing products may result in customers purchasing products on terms less favorable to us in order to replace the products they currently purchase or subscribe for from us.
•The implementation of AI and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
•Transparency is one of our core values. While we will continue to prioritize transparency, we must also promote "responsible" transparency as transparency can have unintended negative consequences.
•The publicly available GitLab Handbook, or Handbook, may not be up to date or accurate, which may result in negative third-party scrutiny or be used in ways that adversely affects our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2025(1)	January 31, 2025(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,719	$227,649
Short-term investments	849,113	764,728
Accounts receivable, net of allowance for doubtful accounts of $1,154 and $991 as of April 30, 2025 and January 31, 2025, respectively	201,408	264,565
Deferred contract acquisition costs, current	35,455	38,964
Prepaid expenses and other current assets	39,066	40,411
Total current assets	1,380,761	1,336,317
Property and equipment, net	4,856	4,013
Operating lease right-of-use assets	329	381
Goodwill	16,029	16,139
Intangible assets, net	15,819	17,834
Deferred contract acquisition costs, non-current	19,830	20,142
Other non-current assets	4,366	4,437
TOTAL ASSETS	$1,441,990	$1,399,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,288	$7,519
Accrued expenses and other current liabilities	66,308	54,680
Accrued compensation and benefits	28,119	40,233
Deferred revenue, current	450,668	442,599
Total current liabilities	556,383	545,031
Deferred revenue, non-current	25,981	26,369
Other non-current liabilities	7,029	6,557
TOTAL LIABILITIES	589,393	577,957
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of April 30, 2025 and January 31, 2025; no shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of April 30, 2025 and January 31, 2025; 145,894 and 144,444 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of April 30, 2025 and January 31, 2025; 19,203 and 19,469 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	2,013,228	1,952,031
Accumulated deficit	(1,203,489)	(1,167,614)
Accumulated other comprehensive loss	(1,459)	(8,508)
Total GitLab stockholders’ equity	808,280	775,909
Noncontrolling interests	44,317	45,397
TOTAL STOCKHOLDERS’ EQUITY	852,597	821,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,441,990	$1,399,263
___________
(1) As of April 30, 2025 and January 31, 2025, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $45.0 million and $46.5 million, respectively, and liabilities of $10.2 million and $10.3 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 10. Joint Venture” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription—self-managed and SaaS	$194,481	$151,179
License—self-managed and other	20,028	18,008
Total revenue	214,509	169,187
Cost of revenue:
Subscription—self-managed and SaaS	19,268	13,839
License—self-managed and other	5,767	4,937
Total cost of revenue	25,035	18,776
Gross profit	189,474	150,411
Operating expenses:
Sales and marketing	107,587	92,424
Research and development	65,410	54,140
General and administrative	51,087	57,487
Total operating expenses	224,084	204,051
Loss from operations	(34,610)	(53,640)
Interest income	10,862	12,030
Other expense, net	(9,971)	(889)
Loss before income taxes	(33,719)	(42,499)
Provision for income taxes	2,539	12,977
Net loss	$(36,258)	$(55,476)
Net loss attributable to noncontrolling interest	(383)	(243)
Net loss attributable to GitLab	$(35,875)	$(55,233)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	$(0.22)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	164,491	158,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024

Net loss	$(36,258)	$(55,476)
Foreign currency translation adjustments	6,197	2,807
Net change in unrealized gains (losses) on available-for-sale securities	410	(1,721)
Comprehensive loss including noncontrolling interest	$(29,651)	$(54,390)
Net loss attributable to noncontrolling interest	(383)	(243)
Foreign currency translation adjustments attributable to noncontrolling interest	(442)	(114)
Comprehensive loss attributable to noncontrolling interest	(825)	(357)
Comprehensive loss attributable to GitLab	$(28,826)	$(54,033)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	622	—	(622)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	357	—	3,338	—	—	—	3,338
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	787	—	—	—	—	—	—	—	—
Charitable donation of common stock	41	—	—	—	1,739	—	—	—	1,739
Vesting of early exercised stock options	—	—	—	—	38	—	—	—	38
Stock-based compensation expense	—	—	—	—	55,984	—	—	(157)	55,827
Change in noncontrolling interest ownership	—	—	—	—	98	—	—	(98)	—
Other comprehensive income (loss)	—	—	—	—	—	—	7,049	(442)	6,607
Net loss	—	—	—	—	—	(35,875)	—	(383)	(36,258)
Balances at April 30, 2025	145,894	$—	19,203	$—	$2,013,228	$(1,203,489)	$(1,459)	$44,317	$852,597

	Three Months Ended April 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,161,288)	$2,398	$46,621	$606,392
Conversion of Class B common stock to Class A common stock	17,236	—	(17,236)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	561	—	5,093	—	—	—	5,093
Issuance of common stock related to RSUs vested	711	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	—	—	42,548	—	—	(296)	42,252
Change in noncontrolling interest ownership	—	—	—	—	(410)	—	—	410	—
Other comprehensive loss	—	—	—	—	—	—	1,200	(114)	1,086
Net loss	—	—	—	—	—	(55,233)	—	(243)	(55,476)
Balances at April 30, 2024	132,670	$—	26,212	$—	$1,768,947	$(1,216,521)	$3,598	$46,378	$602,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(36,258)	$(55,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	55,827	42,252
Charitable donation of common stock	1,739	2,957
Amortization of intangible assets	2,020	1,087
Depreciation expense	556	937
Amortization of deferred contract acquisition costs	13,899	11,109
Net amortization of premiums or discounts on short-term investments	(2,996)	(4,900)
Unrealized foreign exchange loss, net	9,901	720
Other non-cash expense, net	208	412
Changes in assets and liabilities:
Accounts receivable	65,928	31,072
Prepaid expenses and other current assets	1,527	10,362
Deferred contract acquisition costs	(8,126)	(8,540)
Other non-current assets	379	(419)
Accounts payable	3,586	1,336
Accrued expenses and other current liabilities	9,979	20,023
Accrued compensation and benefits	(13,084)	(13,152)
Deferred revenue	1,205	(4,448)
Other non-current liabilities	12	2,806
Net cash provided by operating activities	106,302	38,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(245,952)	(144,392)
Proceeds from maturities of short-term investments	163,606	254,687
Proceeds from sales of short-term investments	1,367	—
Purchases of property and equipment	(912)	(700)
Payments for business combination, net of cash acquired	—	(20,210)
Net cash provided by (used in) investing activities	(81,891)	89,385
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	3,328	5,093
Net cash provided by financing activities	3,328	5,093
Impact of foreign exchange on cash and cash equivalents	331	(290)
Net increase in cash and cash equivalents	28,070	132,326
Cash and cash equivalents at beginning of period	227,649	287,996
Cash and cash equivalents at end of period	$255,719	$420,322
Supplemental disclosure of cash flow information:
Cash paid (refunds) for income taxes	$(1,295)	$1,011
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$38	$98
Unpaid property and equipment in accounts payable	$135	$119
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
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal year 2026 and 2025 refer to the fiscal year ending January 31, 2026 and the fiscal year ended January 31, 2025, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, taxation of intangible property in company formation, merger, or acquisition transactions, valuation allowance for deferred income taxes, reserves for unrecognized income tax benefits, valuation of acquired intangibles assets and impairment of goodwill. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Principles of Consolidation
The condensed consolidated financial statements include 100% of the accounts of wholly owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The ownership interest of other investors is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Revision of Previously Issued Condensed Consolidated Financial Statements
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, in connection with the Consolidated Financial Statements as of and for the fiscal year ended January 31, 2025, the Company identified errors related to the understatement of certain tax liabilities associated with the formation of our joint venture, JiHu in February 2021. The Company concluded that the impact of the errors on previously issued condensed consolidated financial statements were immaterial. However, the Company has revised the prior-period condensed consolidated financial statements to correct these errors.
The following tables summarize the revisions of previously-issued condensed consolidated financial statements (in thousands) for the periods presented:
Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended April 30, 2024
	As Previously Reported	Adjustment	As Revised
Other expense, net	$(567)	$(322)	$(889)
Loss before income taxes	(42,177)	(322)	(42,499)
Provision for income taxes	12,710	267	12,977
Net loss	$(54,887)	$(589)	$(55,476)
Net loss attributable to GitLab	(54,644)	(589)	(55,233)
Foreign currency translation adjustments	2,632	175	2,807
Comprehensive loss attributable to GitLab	$(53,619)	$(414)	$(54,033)

Impacted financial statement line items appearing in the Company’s condensed consolidated statements of stockholders’ equity have also been revised accordingly. Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net loss was revised, as shown above, with an offset to the prepaid expenses and other current assets and accrued expenses and other current liabilities captions within operating activities on the condensed consolidated statements of cash flows. Accordingly, a revision table for the condensed consolidated statement of cash flows is not included.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2025		2024
Subscription—self-managed and SaaS	$194,481	91%	$151,179	89%
Subscription—self-managed	130,296	61	103,673	61
SaaS	64,185	30	47,506	28
License—self-managed and other	$20,028	9%	$18,008	11%
License—self-managed	15,028	7	14,837	9
Professional services and other	5,000	2	3,171	2
Total revenue	$214,509	100%	$169,187	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended April 30,
	2025	2024
United States	$176,886	$137,526
Europe	33,078	27,652
Asia Pacific	4,545	4,009
Total revenue	$214,509	$169,187
Deferred Revenue
During the three months ended April 30, 2025 and 2024, $161.7 million and $125.3 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
Remaining Performance Obligations
As of April 30, 2025, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $955.1 million. As of April 30, 2025, the Company expects to recognize approximately 61% over the next 12 months and 87% over the next 24 months.
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

The Company uses various distribution channels. As of April 30, 2025, two channel partners represented 14% and 13% of the accounts receivable balance, respectively, while as of January 31, 2025, two channel partners represented 11% and 12% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of April 30, 2025 and January 31, 2025.
There were no individual customers whose revenue represented more than 10% of total revenue during the three months ended April 30, 2025 and 2024.
4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,127	$—	$—	$97,127
Level 2:
Cash equivalents
U.S. Treasury securities	45,532	—	(3)	45,529
Commercial paper	7,952	—	(1)	7,951
Total cash equivalents (1)	150,611	—	(4)	150,607
Short-term investments
Commercial paper	18,135	—	(10)	18,125
Corporate debt securities	237,428	402	(86)	237,744
U.S. Agency securities	59,154	56	(26)	59,184
U.S. Treasury securities	533,466	653	(59)	534,060
Total short-term investments	848,183	1,111	(181)	849,113
Level 2 total	901,667	1,111	(185)	902,593
Total cash equivalents and short-term investments	$998,794	$1,111	$(185)	$999,720
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of April 30, 2025, in addition to cash of $105.1 million.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,093	$—	$—	$97,093
Level 2:
Cash equivalents
U.S. Treasury securities	36,429	8	—	36,437
Total cash equivalents (1)	133,522	8	—	133,530
Short-term investments
Commercial paper	19,400	4	(11)	19,393
Corporate debt securities	220,326	327	(148)	220,505
U.S. Agency securities	61,020	20	(65)	60,975
U.S. Treasury securities	463,474	521	(140)	463,855
Total short-term investments	764,220	872	(364)	764,728
Level 2 total	800,649	880	(364)	801,165
Total cash equivalents and short-term investments	$897,742	$880	$(364)	$898,258
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of January 31, 2025, in addition to cash of $94.1 million.
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The Company’s marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. As of April 30, 2025 and January 31, 2025, the Company did not have any Level 3 financial instruments.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three months ended April 30, 2025 and 2024, the Company recorded $10.9 million and $12.0 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $3.0 million and $4.9 million of net amortization of premiums or discounts on short-term investments during the three months ended April 30, 2025 and 2024, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 30, 2025
U.S. Agency securities	$29,860	$(26)	$—	$—	$29,860	$(26)
Commercial paper	24,125	(11)	—	—	24,125	(11)
Corporate debt securities	60,000	(86)	—	—	60,000	(86)
U.S. Treasury securities	183,112	(62)	—	—	183,112	(62)
Total cash equivalents and short-term investments	$297,097	$(185)	$—	$—	$297,097	$(185)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2025
U.S. Agency securities	$48,445	$(65)	$—	$—	$48,445	$(65)
Commercial paper	13,430	(11)	—	—	13,430	(11)
Corporate debt securities	72,022	(146)	5,988	(2)	78,010	(148)
U.S. Treasury securities	100,921	(140)	—	—	100,921	(140)
Total cash equivalents and short-term investments	$234,818	$(362)	$5,988	$(2)	$240,806	$(364)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	April 30, 2025		January 31, 2025
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$630,611	$631,117	$590,193	$590,832
Due between 1 year to 2 years	217,572	217,996	174,027	173,896
Total	$848,183	$849,113	$764,220	$764,728
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
There was no interest accretion expense for the three months ended April 30, 2025. Interest accretion expense was immaterial for the three months ended April 30, 2024.
5. Supplemental Financial Statement Information
Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended April 30,
	2025	2024
Foreign exchange losses, net	$(9,954)	$(785)
Other expense, net	(17)	(104)
Total other expense, net	$(9,971)	$(889)
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
The transaction was accounted for as a business combination. The Acquisition Date fair value of the consideration transferred was $20.3 million. Total consideration includes $3.6 million deposited in an escrow account as partial security for post-closing indemnification claims made within 15 months of the Acquisition Date. As the Company is not the legal owner of the escrow account, it is not recorded on the condensed consolidated balance sheet as of April 30, 2024.
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
During the year ended January 31, 2025, the milestones attached to the first payment tranche were achieved and $1.1 million was paid out to the two co-founders. The Company recorded $0.1 million of the founder holdback in general and administrative expenses in its condensed consolidated statement of operations for each of the three months ended April 30, 2025 and 2024.

Acquisition related transaction costs were $1.2 million for the year ended January 31, 2025 and were recorded by the Company in general and administrative expenses in its consolidated statement of operations.
The Company recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $20.3 million was allocated using information available to the Company at the time of acquisition.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$16,139
Foreign currency translation adjustments	(110)
Balance as of April 30, 2025	$16,029
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

April 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (2)	$16,713	$(6,159)	$10,554	1.9
Developed technology from asset acquisitions	7,660	(2,395)	5,265	2.1
Total	$24,373	$(8,554)	$15,819

January 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$22,913	$(10,982)	$11,931	2.2
Developed technology from asset acquisitions (2)	7,660	(1,757)	5,903	2.3
Total	$30,573	$(12,739)	$17,834
(1) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.

(2) As of April 30, 2025 and January 31, 2025, the Company wrote off $6.2 million and $0.9 million of fully amortized intangible assets as the technology had become obsolete, respectively.
Amortization expense was $2.0 million and $1.1 million for the three months ended April 30, 2025 and 2024, respectively.
As of April 30, 2025, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
Remainder of 2026	$6,044
2027	8,060
2028	1,715
Total future amortization	$15,819
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $2.3 million and $1.8 million for the three months ended April 30, 2025 and 2024, respectively.
9. Equity
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan (together the “Plans”). Effective February 1, 2025, the number of shares available under the 2021 Plan was automatically increased by 8,195,671 shares pursuant to the terms of the 2021 Plan.
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
Both Plans allow the grantees to early exercise stock options.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2025	5,896	$14.27	5.41	$344.8
Options exercised	(357)	9.34
Options canceled	(10)	12.54
Options forfeited	(2)	21.98
Balances at April 30, 2025	5,527	$14.59	4.95	$177.3

Options vested at April 30, 2025	5,117	$14.28	4.87	$165.7
Options vested and expected to vest at April 30, 2025	5,527	$14.59	4.95	$177.3
During the three months ended April 30, 2025 and 2024, the Company recorded $4.9 million and $3.5 million stock-based compensation expense related to options, respectively.
As of April 30, 2025, approximately $16.6 million of total unrecognized stock-based compensation cost was related to stock options granted of which $15.7 million relates to the modification of stock options previously granted to the Company’s former CEO. Total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2025	8,259	$50.64
Granted	3,163	44.02
Vested	(752)	49.91
Canceled/forfeited	(423)	49.80
Balances at April 30, 2025	10,247	$48.68
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three months ended April 30, 2025 and 2024, the Company recorded $45.1 million and $35.5 million stock-based compensation expense related to RSUs, respectively.
As of April 30, 2025, approximately $471.6 million of total unrecognized compensation cost was related to RSUs granted to team members that is expected to be recognized over a weighted-average period of 2.9 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
PSUs
In April 2025, the Company granted 0.2 million PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in fiscal year 2026 and the service condition must be met on each vest date. The Company recorded $0.5 million of stock-based compensation expense related to these PSUs during the three months ended April 30, 2025. As of April 30, 2025, unrecognized stock-based compensation expense related to these PSUs was $11.2 million to be recognized over a period of 2.9 years.
In December 2024, the Company granted 0.3 million PSUs to its CEO subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition is set to be achieved in three equal tranches in fiscal year 2026, 2027 and 2028 and the service condition must be met on each vest date. The Company recorded $2.2 million of stock-based compensation expense related to these PSUs during the three months ended April 30, 2025. As of April 30, 2025, unrecognized stock-based compensation expense related to these PSUs was $15.5 million to be recognized over a period of 3.1 years.
In June 2022, the Company granted 0.4 million PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The number of awards granted represents 100% of the target goal; under the terms of the awards, the recipients may earn between 0% and 200% of the original grant. The performance condition was achieved in fiscal year 2025 and 0.1 million PSUs are expected to vest in fiscal year 2026, subject to continuous service through the applicable vesting dates. The Company recorded $0.8 million and $0.6 million of stock-based compensation expense related to PSUs during the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, unrecognized stock-based compensation expense related to these PSUs was $0.5 million to be recognized over a period of 0.6 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members. Effective as of February 1, 2025, the number of shares available under the ESPP was automatically increased by 1,639,134 shares pursuant to the terms of the ESPP.
The Company recorded $2.5 million and $2.6 million of stock-based compensation expense related to the ESPP during the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, approximately $5.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue	$1,929	$1,855
Sales and marketing	22,091	17,397
Research and development	14,272	12,336
General and administrative	17,535	10,664
Total stock-based compensation expense (1)	$55,827	$42,252
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 10. Joint Venture” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for each of the three months ended April 30, 2025 and 2024.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2025 and 2024, the Company’s board of directors approved the donation of 163,555 and 221,195 shares of Class A common stock to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation, respectively. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. These donations shall occur in four equal quarterly distributions.
During the three months ended April 30, 2025 and 2024, the Company donated 40,889 shares and 53,226 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $1.7 million and $3.0 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2025 and 2024, respectively.
10. Joint Venture
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of April 30, 2025 and 2024, the Company retains control over JiHu with its equity stake at approximately 54% for each period presented.
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
During the three months ended April 30, 2025 and 2024, the Company recorded net gains of $0.2 million and $0.3 million, respectively, in stock-based compensation expense due to forfeitures resulting from the departure of executives.
As of April 30, 2025, approximately $6.5 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 2.6 years.
Operating Leases
JiHu has various non-cancelable long-term operating leases maturing by June 25, 2027 with total lease payments of $0.3 million and a total present value of lease liabilities of $0.3 million. In addition, JiHu has various other short-term leases. Lease expense associated with short-term leases was immaterial for each of the three months ended April 30, 2025 and 2024.
The Company recognized immaterial and $0.2 million of operating lease expense during the three months ended April 30, 2025 and 2024, respectively.
The table below presents supplemental information related to operating leases for the three months ended April 30, 2025 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.44
Weighted-average discount rate	3.3%
Cash paid for amounts included in the measurement of lease liabilities	$65

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended April 30,
	2025	2024

Revenue	$1,885	$1,646
Cost of revenue	524	484
Gross profit	1,361	1,162
Operating expenses:
Sales and marketing	1,472	1,635
Research and development	(381)	(211)
General and administrative	1,288	838
Total operating expenses	2,379	2,262
Loss from operations	(1,018)	(1,100)
Interest income	165	227
Other income, net	26	347
Net loss before income taxes	(827)	(526)
Provision for income taxes	1	—
Net loss	$(828)	$(526)

Net loss attributable to noncontrolling interest	$(383)	$(243)

	April 30, 2025	January 31, 2025

Cash and cash equivalents	$37,183	$37,991
Property and equipment, net	289	322
Operating lease right-of-use assets	329	381
Other assets	7,228	7,804
Total assets	$45,029	$46,498

Total liabilities	$10,213	$10,278

11. Income Taxes
For the three months ended April 30, 2025, the Company recorded income tax expense of $2.5 million on pretax loss of $33.7 million. The income tax expense for the three months ended April 30, 2025 was primarily related to the Company’s foreign and domestic operations.
For the three months ended April 30, 2024, the Company recorded income tax expense of $13.0 million on a pretax loss of $42.5 million. The income tax expense for the three months ended April 30, 2024 was primarily related to an increase in tax expense for unrecognized tax benefits and the Company’s foreign and domestic operations.

The Company executed the Bilateral Advanced Pricing Agreement (“BAPA”) agreements with the United States Internal Revenue Services (“IRS”) and the Netherlands’ Dutch Tax Authority (“DTA”) on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and the DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V., the Company’s Netherlands subsidiary. Pursuant to the terms in the BAPA, the Company will file amended returns for the 2018 through 2023 fiscal years; the tax returns for the fiscal year ended January 31, 2024 were filed. All U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized.
The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
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
As of April 30, 2025, unrecognized tax benefits were $29.1 million, of which $10.3 million would affect the effective tax rate if recognized. As of January 31, 2025, the unrecognized tax benefits were $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $6.2 million as of April 30, 2025 and $5.3 million as of January 31, 2025, respectively.
As of April 30, 2025, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

12. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss attributable to GitLab	$(35,875)	$(55,233)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	164,491	158,157
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.35)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	April 30, 2025	April 30, 2024
Shares subject to outstanding common stock options	5,526	7,880
Unvested restricted stock in connection with business combination	—	2
Unvested early exercised stock options	1	17
Unvested RSUs and PSUs	10,775	12,960
Shares subject to the ESPP	186	155
Total	16,488	21,014
13. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $238.5 million as of April 30, 2025, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements. This includes a new $130 million, five-year cloud infrastructure agreement entered into during the three months ended April 30, 2025, with annual minimum commitments ranging from $17.3 million to $36.3 million.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of each of April 30, 2025 and January 31, 2025, the estimated liability relating to these matters was $1.4 million, recorded in other non-current liabilities on the condensed consolidated balance sheets.

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
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding the Company’s use of AI features and ability to monetize the Company’s AI capabilities that artificially inflated the Company’s stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025.
Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 25-cv-01597 (“Preciado”); on February 19, 2025 in the United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 25-cv-01735 (“Jones”); and on March 28, 2025 in the United States District Court for the Northern District of California, captioned Lianto v. Sijbrandij et al., Case No. 25-cv-02924 (“Lianto”). Each of the three cases are allegedly brought on the Company’s behalf. Each of the lawsuits name the Company as a nominal defendant, and also certain of the Company’s officers and current and former members of the Company’s board of directors. The Jones complaint purports to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado and Lianto complaints purport to assert those claims as well as unjust enrichment and related corporate torts. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. As of May 2025, proceedings in each of these three putative shareholder derivative cases have been stayed during the pendency of the Dolly matter.
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
We believe GitLab offers the shortest path to unlock technology transformation and business value. GitLab accelerates our customers’ ability to innovate by accelerating their software development cycles from weeks to minutes. It removes the need for point tools and delivers enhanced operational efficiency by eliminating manual work, increasing productivity, and creating a culture of innovation and velocity. Embedding security earlier in the development process, GitLab enables customers to improve software security, quality, and overall compliance.
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
GitLab offers a flexible deployment model for our customers. For our self-managed offering, the customer installs GitLab in their own on-premise or hybrid cloud environment. For our SaaS offering, the platform is managed by GitLab and hosted either in our public cloud or in our private cloud based on the customer’s preference. We also offer GitLab Dedicated, our single tenant SaaS solution, well suited for organizations with complex security and compliance requirements. See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps platform every month and, as of April 30, 2025, had done so for the last 163 months. We intend to continue releasing new software on a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 10,104 as of April 30, 2025 from 8,976 as of April 30, 2024, an increase of 13% and our $100,000 ARR customers increased to 1,288 as of April 30, 2025 from 1,025 as of April 30, 2024, an increase of 26%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.

Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The DevSecOps platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both in the United States and internationally. We believe that we have more than 50 million registered users, which includes users of our free tier offering, providing a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of April 30, 2025 and 2024, our Dollar-Based Net Retention Rate was 122% and 129%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of April 30,
	2025	2024
Dollar-Based Net Retention Rate	122%	129%
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

	As of April 30,
	2025	2024
$100,000 ARR customers	1,288	1,025
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Subscription revenue primarily consists of support, maintenance, upgrades, and updates on a when-and-if-available basis for our self-managed customers and the right to access our product in a cloud-based-infrastructure that we host for our SaaS customers. Subscription revenue is recognized ratably over the contract period as the performance obligation is satisfied.
The typical term of a subscription contract is one to three years.
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
License - self-managed and other
Cost of self-managed license and other revenue consists primarily of contractor and personnel-related costs, including stock-based compensation expense, associated with the professional services team, third-party payment processing fees, and allocated overhead. We expect our cost of revenue for self-managed license and other to increase in absolute dollars as our self-managed and other revenue increases.
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
Interest Income, and Other Expense, Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Other expense, net consists primarily of foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription—self-managed and SaaS	$194,481	$151,179
License—self-managed and other	20,028	18,008
Total revenue	214,509	169,187
Cost of revenue:(1)
Subscription—self-managed and SaaS	19,268	13,839
License—self-managed and other	5,767	4,937
Total cost of revenue	25,035	18,776
Gross profit	189,474	150,411
Operating expenses:
Sales and marketing(1)	107,587	92,424
Research and development(1)	65,410	54,140
General and administrative(1)	51,087	57,487
Total operating expenses	224,084	204,051
Loss from operations	(34,610)	(53,640)
Interest income	10,862	12,030
Other expense, net	(9,971)	(889)
Loss before income taxes	(33,719)	(42,499)
Provision for income taxes	2,539	12,977
Net loss	$(36,258)	$(55,476)
Net loss attributable to noncontrolling interest(2)	(383)	(243)
Net loss attributable to GitLab	$(35,875)	$(55,233)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Cost of revenue	$1,929	$1,855
Sales and marketing	22,091	17,397
Research and development	14,272	12,336
General and administrative	17,535	10,664
Total stock-based compensation expense	$55,827	$42,252

(2)Our results of operations include our variable interest entity, JiHu. The ownership interest of other investors is recorded as a noncontrolling interest. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended April 30,
	2025	2024

Revenue	100%	100%
Cost of revenue	12	11
Gross profit	88	89
Operating expenses:
Sales and marketing	50	55
Research and development	30	32
General and administrative	24	34
Total operating expenses	104	121
Loss from operations	(16)	(32)
Interest income	5	7
Other expense, net	(5)	(1)
Loss before income taxes	(16)	(25)
Provision for income taxes	1	8
Net loss	(17)%	(33)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to GitLab	(17)%	(33)%
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$194,481	$151,179	$43,302	29%
License—self-managed and other	20,028	18,008	2,020	11
Total revenue	$214,509	$169,187	$45,322	27%
Revenue increased $45.3 million, or 27%, to $214.5 million for the three months ended April 30, 2025 from $169.2 million for the three months ended April 30, 2024. The increase was primarily due to the ongoing demand for The DevSecOps platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of April 30, 2025 and 2024, our expansion is reflected by our Dollar-Based Net Retention Rate being

122% and 129%, respectively. We had 1,288 customers with ARR over $100,000 as of April 30, 2025, increasing from 1,025 customers with ARR over $100,000 as of April 30, 2024.
Revenue attributed to our variable interest entity, JiHu, was $1.9 million and $1.6 million for the three months ended April 30, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$25,035	$18,776	$6,259	33%
Gross profit	189,474	150,411	39,063	26
Gross margin	88%	89%		(1)%
Cost of revenue increased by $6.3 million, to $25.0 million for the three months ended April 30, 2025 from $18.8 million for the three months ended April 30, 2024, primarily due to an increase of $2.8 million in hosting expenses for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $1.0 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $0.9 million in the amortization of intangible assets, an increase of $0.7 million of third-party payment processing fees, and $0.5 million in consulting expenses. Gross margin decreased 1% to 88% for the three months ended April 30, 2025 compared to 89% for the three months ended April 30, 2024.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million for each of the three months ended April 30, 2025 and 2024. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Sales and Marketing

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$107,587	$92,424	$15,163	16%
Sales and marketing expenses increased by $15.2 million, to $107.6 million for the three months ended April 30, 2025 from $92.4 million for the three months ended April 30, 2024, primarily due to an increase of $13.9 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $4.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $1.1 million in hosting expenses.

Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.5 million and $1.6 million for the three months ended April 30, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development expenses	$65,410	$54,140	$11,270	21%
Research and development expenses increased by $11.3 million, to $65.4 million for the three months ended April 30, 2025 from $54.1 million for the three months ended April 30, 2024, primarily due to an increase of $9.3 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $1.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was mainly due to an increase of $1.9 million in hosting costs.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.4 million net gain and $0.2 million net gain for the three months ended April 30, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative expenses	$51,087	$57,487	$(6,400)	(11)%
General and administrative expenses decreased by $6.4 million, to $51.1 million for the three months ended April 30, 2025 from $57.5 million for the three months ended April 30, 2024, primarily driven by $15.4 million expense related to our in-person company-wide event that took place in the three months ended April 30, 2024 and a $1.2 million decrease in charitable donation of common stock. These decreases were partially offset by an increase of $8.2 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $6.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $2.0 million in consulting, audit, and event expenses.
General and administrative expenses attributed to our variable interest entity, JiHu, were $1.3 million and $0.8 million for the three months ended April 30, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$1,929	$1,855	$74	4%
Sales and marketing	22,091	17,397	4,694	27
Research and development	14,272	12,336	1,936	16
General and administrative	17,535	10,664	6,871	64
Total stock-based compensation expense	$55,827	$42,252	$13,575	32%
Stock-based compensation expense increased by $13.6 million, to $55.8 million for the three months ended April 30, 2025 from $42.3 million for the three months ended April 30, 2024, primarily due to an increase of $9.6 million of expense from RSUs, $2.6 million from PSUs, and $1.3 million related to stock options.
Stock-based compensation attributed to our variable interest entity, JiHu, were $0.2 million net gain and $0.3 million net gain for the three months ended April 30, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Interest Income and Other Expense, Net

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income	$10,862	$12,030	$(1,168)	(10)%

Foreign exchange losses, net	$(9,954)	$(785)	(9,169)	1,168
Other expense, net	(17)	(104)	87	(84)
Total other expense, net	$(9,971)	$(889)	$(9,082)	1,022%
For the three months ended April 30, 2025 compared to the three months ended April 30, 2024, interest income decreased primarily due to income earned from our cash, cash equivalents and short-term investments as a result of lower interest rates during the three months ended April 30, 2025 compared to the three months ended April 30, 2024.
The increase in foreign exchange losses is primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities for the three months ended April 30, 2025.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$2,539	$12,977	$(10,438)	(80.4)%
Effective tax rate	(7.6)%	(30.5)%	22.9%
Our effective tax rate increased by approximately 22.9% for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024. A tax expense is expressed as a negative rate because of our pretax loss. The decrease in tax expense was primarily due to the tax effects recorded in the three months ended April 30, 2024 related to the BAPA negotiations between the United States and Dutch tax authorities.
Our effective tax rate for the three months ended April 30, 2025 was lower than the U.S. federal statutory tax rate of 21%, primarily due to the Company’s foreign and domestic operations and losses not benefited.
We executed the BAPA agreements with the U.S. IRS and the Netherlands DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, we paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, we will file amended returns for the 2018 through 2023 fiscal years; the tax returns for the fiscal year ended January 31, 2024 were filed. All U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of April 30, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.1 billion and $992.4 million, respectively, which were held for working capital and strategic investment purposes. As of April 30, 2025, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.

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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30, 2025
	2025	2024

	(in thousands)
Net cash provided by operating activities	$106,302	$38,138
Net cash provided by (used in) investing activities	$(81,891)	$89,385
Net cash provided by financing activities	$3,328	$5,093
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows for each of the three months ended April 30, 2025 and 2024 from operating activities.
Cash provided by operating activities during the three months ended April 30, 2025 was $106.3 million, primarily consisting of our net loss of $36.3 million, adjusted for non-cash items of $81.2 million (mainly attributable to stock-based compensation expense of $55.8 million and amortization of deferred contract acquisition costs, net of $13.9 million), and net cash inflows of $61.4 million used in changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease of accounts receivable of $65.9 million, the increase in accrued expenses and other liabilities of $10.0 million and the increase in accounts payable of $3.6 million, partially offset by the decrease in accrued compensation and related expenses of $13.1 million and the decrease in deferred contract acquisition costs of $8.1 million. These changes primarily reflect our successful collections driving lower accounts receivable and the decrease in accrued compensation is largely due to the payment of prior period commissions and bonuses, while the increase in accrued expenses primarily relates to ESPP contributions and accrued marketing and research and development spending.
Cash provided by operating activities during the three months ended April 30, 2024 was $38.1 million, primarily consisting of our net loss of $55.5 million, adjusted for non-cash items of $54.6 million (mainly attributable to stock-based compensation expense of $42.3 million and amortization of deferred contract acquisition costs, net of $11.1 million), and net cash inflows of $39.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accounts receivable of $31.1 million, the decrease in prepaid expenses and other current assets of $10.4 million and the increase in accrued expenses and other liabilities of $20.0 million, partially offset by the increase in deferred contract acquisition costs of $8.5 million, the decrease in deferred revenue of $4.4 million and the decrease in accrued compensation and related expenses of $13.2 million.

Investing Activities
Cash used in investing activities during the three months ended April 30, 2025 was $81.9 million, primarily consisting of $81.0 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $0.9 million in purchases of property and equipment.
Cash provided by investing activities during the three months ended April 30, 2024 was $89.4 million, primarily consisting of $110.3 million in proceeds from maturities, net of purchases of short-term investments, partially offset by a $20.2 million payment for a business combination, net of cash acquired, and $0.7 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2025 was $3.3 million, attributable to proceeds from the issuance of common stock upon stock options exercises.
Cash provided by financing activities during the three months ended April 30, 2024 was $5.1 million, attributable to proceeds from the issuance of common stock upon stock options exercises.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for purchases of property and equipment, plus any non-recurring income tax payments related to BAPA or minus any non-recurring income tax refunds related to BAPA, plus any non-recurring payments related to the formation of JiHu. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment, any non-recurring income tax payments or refunds related to the BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
Computation of adjusted free cash flow (1)
GAAP net cash provided by operating activities	$106,302	$38,138
Less: Purchases of property and equipment	(912)	(700)
Less: Income tax refunds related to BAPA	(1,293)	—
Add: Payments related to the formation of JiHu	—	—
Non-GAAP adjusted free cash flow	$104,097	$37,438
(1) No non-recurring payments related to the formation of JiHu were recorded during the periods presented.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 13. Commitments and Contingencies” to our condensed consolidated financial statements.

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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025.
Recently Issued Accounting Pronouncements
Aside from the new accounting pronouncements already discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, there were no additional pronouncements issued or effective during the period that would materially affect our condensed consolidated financial statements.

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
Interest Rate Risk
As of April 30, 2025 and January 31, 2025, we had $1.1 billion and $992.4 million of cash, cash equivalents, and short-term investments, respectively. As of April 30, 2025 and January 31, 2025, our cash equivalents and short-term investments of $999.7 million and $898.3 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 30, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $5.3 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of April 30, 2025.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other expense, net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of April 30, 2025, we have $58.3 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of April 30, 2025, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025.
Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 25-cv-01597 (“Preciado”); on February 19, 2025 in the United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 25-cv-01735 (“Jones”); and on March 28, 2025 in the United States District Court for the Northern District of California, captioned Lianto v. Sijbrandij et al., Case No. 25-cv-02924 (“Lianto”). Each of the three cases are allegedly brought on our behalf. Each of the lawsuits name us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purports to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado and Lianto complaints purport to assert those claims as well as unjust enrichment and related corporate torts. The complaints seek to recover unspecified damages and other relief on our behalf. As of May 2025, proceedings in each of these three putative shareholder derivative cases have been stayed during the pendency of the Dolly matter.
Based on the preliminary nature of the proceedings in these actions, the outcomes remain uncertain and we cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 10,104 as of April 30, 2025 from 8,976 as of April 30, 2024. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the three months ended April 30, 2025 and 2024 was $214.5 million and $169.2 million, respectively, representing a growth rate of 27%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $425.7 million, $6.3 million and $35.9 million in fiscal year 2024, 2025 and three months ended April 30, 2025, respectively. As of April 30, 2025, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents of ours or our third-party service provider’s information technology systems that compromise the confidentiality, integrity, and availability of our data could result from AI related sensitive data exposure such as insufficient data anonymization during the training process, system misconfiguration, or from cyber attacks, including, but not limited to, denial-of-service attacks, reverse-engineering of AI algorithms, AI-enabled attacks, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to The DevSecOps platform, including personal and/or confidential information of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
We face heightened risk of security breaches because we use third-party open source technologies and incorporate a substantial amount of open source and community contributed code in our products.
The DevSecOps platform is built using open-source technology and GitLab accepted community code contributions. Using or incorporating any third-party technology can become a vector for supply-chain cyber attacks. Such attacks are prevalent in our industry and our customers’ industries, and our use of open-source technology may, or may be perceived to, leave us vulnerable to security attacks. We have previously been, and may in the future become, the target of cyber attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. If we are the target of cyber attacks as a result of our use of open source code, it may substantially damage our reputation and adversely affect our business, financial condition, and operating results.
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
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
In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and downtiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases we have implemented in the past, the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Further, we have previously discontinued certain lower priced product offerings, requiring users of these products to switch to another paid offering, switch to our free product, or discontinue using our products. Additionally, we have implemented user limits on our free SaaS product. To the extent we discontinue or add additional limits on our free or lower-priced product offerings, we cannot assure you that our customers will purchase our products, and if our end customers do not purchase our products, our revenues may grow more slowly than expected or decline.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including the impacts of the U.S. presidential election and ongoing armed conflicts in different regions of the world;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our last two fiscal quarters as compared to the first two fiscal quarters due to the annual budget approval process of many of our customers, the timing of our customers’ decisions to make a purchase, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, tariffs, and volatile interest rates.
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
As our product offerings mature and expand, our pricing and packaging for new and existing products may result in customers purchasing products on terms less favorable to us in order to replace the products they currently purchase or subscribe for from us.
As our product offerings and the markets for our services mature, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, some customers may demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or adjust existing products or packaging or, provide more features without corresponding increases in price, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
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
The publicly available GitLab Handbook, or Handbook, may not be up to date or accurate, which may result in negative third-party scrutiny or be used in ways that adversely affects our business.
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
Any failure to offer high-quality technical support services, including success tiers, or adequately sell such services, may adversely affect our relationships with our customers and our financial results.
Once our products are deployed, our customers depend on our technical support organization to resolve technical issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, and customers may not purchase the success tiers that we offer. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our services and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial position.
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
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
Maintaining effective ICFR and DC&P requires ongoing attention and resources. Our current controls may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. We have successfully remediated a previously identified material weakness in our ICFR as of January 31, 2025, and if we identify new material weaknesses or fail to maintain effective controls, it could adversely affect our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements, or adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports.
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
If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of recent global events, including volatile interest rates, inflation, tariffs and the ongoing armed conflicts in different regions of the world, which may reduce our ability to access capital on favorable terms or at all. In addition, a sustained adverse market event resulting from such global events could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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

Over the last several years, the Organization for Economic Cooperation and Development, or the OECD, has been working on a Base Erosion and Profit Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The OECD has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation. As of the filing of this Form 10-Q, over 60 countries have enacted or drafted legislation to adopt a minimum “Top Up” tax which allows international jurisdictions to tax their domestic income if the worldwide tax on such income is less than a minimum threshold. Similarly, the European Union and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These include proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.
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
•general economic conditions, changes in the capital markets generally, inflation, tariffs, and slow or negative growth of our markets and instability in the global banking sector; and
•other events or factors, including those resulting from political instability, regulatory uncertainty, war, incidents of terrorism or responses to these events, including those related to the ongoing armed conflicts in different regions of the world.
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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2025, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters, pandemics, and epidemics, or other catastrophic events such as fire or power shortages, along with man-made problems such as acts of war and terrorism, and other events beyond our control may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. While we do not have a corporate headquarters, we have team members around the world, and any such catastrophic event could occur in areas where significant portions of our team members are located. Moreover, these conditions can affect the rate of software development operations solutions spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our services, delay prospective customers’ purchasing decisions or project implementation timing, reduce the value or duration of their subscription contracts, affect attrition rates, or result in requests from customers for payment or pricing concessions, all of which could adversely affect our future sales and operating results. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from software transactions we do close may be negatively impacted due to implementation delays or other factors; our demand generation activities, and the efficiency and effect of those activities, may be negatively affected. Recent macroeconomic conditions, including inflation, tariffs and volatile interest rates, have, and may continue to, put pressure on overall spending for our products and services, and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business may be significant and could materially harm our business, operating results and financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended April 30, 2025.
(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Merline Saintil 10b5-1 Plan
On March 28, 2025, Merline Saintil, a member of the Company’s board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Saintil Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The Saintil Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Saintil Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Saintil Rule 10b5-1 Plan, between July 2, 2025 and December 31, 2025. The aggregate number of shares of Class A common stock that will be available for sale under the Saintil Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 1,214, which reflects the aggregate maximum number of shares underlying Ms. Saintil’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations.
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
Once executed, transactions under each of the Saintil Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Ms. Saintil or other officers or directors of the Company.

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

GITLAB INC.
Date: June 10, 2025
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: June 10, 2025
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer