Form 10-Q
period 2025-07-31
Gitlab Inc.
filed 2025-09-04
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 20, 2025, the number of shares of the registrant’s Class A common stock outstanding was 147.9 million and the number of shares of the registrant’s Class B common stock outstanding was 18.8 million.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31, 2025(1)	January 31, 2025(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,371	$227,649
Short-term investments	903,806	764,728
Accounts receivable, net of allowance for doubtful accounts of $1,176 and $991 as of July 31, 2025 and January 31, 2025, respectively	197,775	264,565
Deferred contract acquisition costs, current	35,306	38,964
Prepaid expenses and other current assets	37,912	40,411
Total current assets	1,436,170	1,336,317
Property and equipment, net	7,642	4,013
Operating lease right-of-use assets	393	381
Goodwill	16,634	16,139
Intangible assets, net	13,804	17,834
Deferred contract acquisition costs, non-current	18,961	20,142
Other non-current assets	4,583	4,437
TOTAL ASSETS	$1,498,187	$1,399,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,395	$7,519
Accrued expenses and other current liabilities	52,339	54,680
Accrued compensation and benefits	30,164	40,233
Deferred revenue, current	459,459	442,599
Total current liabilities	553,357	545,031
Deferred revenue, non-current	25,749	26,369
Other non-current liabilities	7,499	6,557
TOTAL LIABILITIES	586,605	577,957
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized as of July 31, 2025 and January 31, 2025; no shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized as of July 31, 2025 and January 31, 2025; 147,834 and 144,444 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized as of July 31, 2025 and January 31, 2025; 18,876 and 19,469 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	2,080,759	1,952,031
Accumulated deficit	(1,212,697)	(1,167,614)
Accumulated other comprehensive loss	(1,511)	(8,508)
Total GitLab stockholders’ equity	866,551	775,909
Noncontrolling interests	45,031	45,397
TOTAL STOCKHOLDERS’ EQUITY	911,582	821,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,498,187	$1,399,263
___________
(1) As of July 31, 2025 and January 31, 2025, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $45.6 million and $46.5 million, respectively, and liabilities of $11.2 million and $10.3 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 10. Joint Venture” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$212,684	$163,181	$407,165	$314,360
License—self-managed and other	23,276	19,403	43,304	37,411
Total revenue	235,960	182,584	450,469	351,771
Cost of revenue:
Subscription—self-managed and SaaS	21,753	16,630	41,021	30,469
License—self-managed and other	6,752	4,740	12,519	9,677
Total cost of revenue	28,505	21,370	53,540	40,146
Gross profit	207,455	161,214	396,929	311,625
Operating expenses:
Sales and marketing	109,583	97,778	217,170	190,202
Research and development	71,488	61,273	136,898	115,413
General and administrative	44,735	43,168	95,822	100,655
Total operating expenses	225,806	202,219	449,890	406,270
Loss from operations	(18,351)	(41,005)	(52,961)	(94,645)
Interest income	11,511	12,827	22,373	24,857
Other income (expense), net	(911)	1,260	(10,882)	371
Loss before income taxes	(7,751)	(26,918)	(41,470)	(69,417)
Provision for (benefit from) income taxes	2,245	(39,155)	4,784	(26,178)
Net income (loss)	$(9,996)	$12,237	$(46,254)	$(43,239)
Net loss attributable to noncontrolling interest	(788)	(675)	(1,171)	(918)
Net income (loss) attributable to GitLab	$(9,208)	$12,912	$(45,083)	$(42,321)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	$(0.06)	$0.08	$(0.27)	$(0.27)
Diluted	$(0.06)	$0.08	$(0.27)	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	165,953	159,677	165,233	158,973
Diluted	165,953	166,346	165,233	158,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net Income (loss)	$(9,996)	$12,237	$(46,254)	$(43,239)
Foreign currency translation adjustments	2,122	(5,363)	8,319	(2,556)
Net change in unrealized gains (losses) on available-for-sale securities	(1,582)	1,620	(1,172)	(101)
Comprehensive income (loss) including noncontrolling interest	$(9,456)	$8,494	$(39,107)	$(45,896)
Net loss attributable to noncontrolling interest	(788)	(675)	(1,171)	(918)
Foreign currency translation adjustments attributable to noncontrolling interest	592	(768)	150	(882)
Comprehensive loss attributable to noncontrolling interest	(196)	(1,443)	(1,021)	(1,800)
Comprehensive income (loss) attributable to GitLab	$(9,260)	$9,937	$(38,086)	$(44,096)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2025	145,894	$—	19,203	$—	$2,013,228	$(1,203,489)	$(1,459)	$44,317	$852,597
Conversion of Class B common stock to Class A common stock	612	—	(612)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	285	—	3,951	—	—	—	3,951
Issuance of common stock under employee stock purchase plan	256	—	—	—	8,404	—	—	—	8,404
Issuance of common stock related to RSUs and PSUs vested	1,031	—	—	—	—	—	—	—	—
Charitable donation of common stock	41	—	—	—	1,787	—	—	—	1,787
Vesting of early exercised stock options	—	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	—	—	53,374	—	—	910	54,284
Other comprehensive income (loss)	—	—	—	—	—	—	(52)	592	540
Net loss	—	—	—	—	—	(9,208)	—	(788)	(9,996)
Balances at July 31, 2025	147,834	$—	18,876	$—	$2,080,759	$(1,212,697)	$(1,511)	$45,031	$911,582

	Three Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2024	132,670	$—	26,212	$—	$1,768,947	$(1,216,521)	$3,598	$46,378	$602,402
Conversion of Class B common stock to Class A common stock	2,619	—	(2,619)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	370	—	4,981	—	—	—	4,981
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Issuance of common stock related to RSUs vested	854	—	—	—	—	—	—	—	—
Charitable donation of common stock	67	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	91	—	—	—	91
Stock-based compensation expense	—	—	—	—	48,877	—	—	92	48,969
Change in noncontrolling interest ownership	—	—	—	—	1	—	—	(1)	—
Other comprehensive loss	—	—	—	—	—	—	(2,975)	(768)	(3,743)
Net income (loss)	—	—	—	—	—	12,912	—	(675)	12,237
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,203,609)	$623	$45,026	$675,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	1,234	—	(1,234)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	642	—	7,289	—	—	—	7,289
Issuance of common stock under employee stock purchase plan	256	—	—	—	8,404	—	—	—	8,404
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	1,818	—	—	—	—	—	—	—	—
Charitable donation of common stock	82	—	—	—	3,526	—	—	—	3,526
Vesting of early exercised stock options	—	—	—	—	53	—	—	—	53
Stock-based compensation expense	—	—	—	—	109,358	—	—	753	110,111
Change in noncontrolling interest ownership	—	—	—	—	98	—	—	(98)	—
Other comprehensive income	—	—	—	—	—	—	6,997	150	7,147
Net loss	—	—	—	—	—	(45,083)	—	(1,171)	(46,254)
Balances at July 31, 2025	147,834	$—	18,876	$—	$2,080,759	$(1,212,697)	$(1,511)	$45,031	$911,582

	Six Months Ended July 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,161,288)	$2,398	$46,621	$606,392
Conversion of Class B common stock to Class A common stock	19,855	—	(19,855)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	931	—	10,074	—	—	—	10,074
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Repurchases, net of early exercised stock options	—	—	—	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	1,565	—	—	—	—	—	—	—	—
Charitable donation of common stock	120	—	—	—	5,914	—	—	—	5,914
Vesting of early exercised stock options	—	—	—	—	189	—	—	—	189
Stock-based compensation expense	—	—	—	—	91,425	—	—	(204)	91,221
Change in noncontrolling interest ownership	—	—	—	—	(409)	—	—	409	—
Other comprehensive loss	—	—	—	—	—	—	(1,775)	(882)	(2,657)
Net loss	—	—	—	—	—	(42,321)	—	(918)	(43,239)
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,203,609)	$623	$45,026	$675,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(46,254)	$(43,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	110,111	91,221
Change in fair value of acquisition related contingent consideration	—	3,750
Charitable donation of common stock	3,526	5,914
Amortization of intangible assets	4,035	3,420
Depreciation expense	1,315	1,681
Amortization of deferred contract acquisition costs	27,269	22,946
Net amortization of premiums or discounts on short-term investments	(5,605)	(9,141)
Unrealized foreign exchange loss (gain), net	10,970	(268)
Other non-cash expense, net	400	301
Changes in assets and liabilities:
Accounts receivable	69,787	1,225
Prepaid expenses and other current assets	2,746	13,344
Deferred contract acquisition costs	(20,430)	(20,955)
Other non-current assets	181	(497)
Accounts payable	3,114	1,350
Accrued expenses and other current liabilities	(4,278)	(21,070)
Accrued compensation and benefits	(11,063)	(6,902)
Deferred revenue	9,489	14,838
Other non-current liabilities	358	(8,083)
Net cash provided by operating activities	155,671	49,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(483,898)	(263,258)
Proceeds from maturities of short-term investments	347,886	376,099
Proceeds from sales of short-term investments	1,367	—
Purchases of property and equipment	(3,816)	(1,551)
Payments for business combination, net of cash acquired	—	(20,210)
Payments for asset acquisition	—	(7,314)
Other investing activities	—	457
Net cash provided by (used in) investing activities	(138,461)	84,223
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	7,275	10,073
Issuance of common stock under employee stock purchase plan	8,404	7,932
Net cash provided by financing activities	15,679	18,005
Impact of foreign exchange on cash and cash equivalents	833	(1,443)
Net increase in cash and cash equivalents	33,722	150,620
Cash and cash equivalents at beginning of period	227,649	287,996
Cash and cash equivalents at end of period	$261,371	$438,616
Supplemental disclosure of cash flow information:
Cash paid (refunds) for income taxes	$(1,676)	$1,803
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property and equipment in accounts payable and accrued expenses	$977	$87
Unpaid direct transaction costs related to the asset acquisition in accrued expenses	$—	$346
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
The following tables summarize the revisions of previously-issued condensed consolidated financial statements (in thousands) for the periods presented:
Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Other income, net	$1,032	$228	$1,260	$465	$(94)	$371
Loss before income taxes	(27,146)	228	(26,918)	(69,323)	(94)	(69,417)
Benefit from income taxes	(39,420)	265	(39,155)	(26,710)	532	(26,178)
Net income (loss)	$12,274	$(37)	$12,237	$(42,613)	$(626)	$(43,239)
Net income (loss) attributable to GitLab	12,949	(37)	12,912	(41,695)	(626)	(42,321)
Foreign currency translation adjustments	(5,178)	(185)	(5,363)	(2,546)	(10)	(2,556)
Comprehensive income (loss) attributable to GitLab	$10,159	$(222)	$9,937	$(43,460)	$(636)	$(44,096)

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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
Subscription—self-managed and SaaS	$212,684	90%	$163,181	89%	$407,165	90%	$314,360	89%
Subscription—self-managed	140,654	60	111,546	61	270,950	60	215,219	61
SaaS	72,030	30	51,635	28	136,215	30	99,141	28
License—self-managed and other	$23,276	10%	$19,403	11%	$43,304	10%	$37,411	11%
License—self-managed	18,143	8	15,802	9	33,171	8	30,639	9
Professional services and other	5,133	2	3,601	2	10,133	2	6,772	2
Total revenue	$235,960	100%	$182,584	100%	$450,469	100%	$351,771	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$194,584	$149,357	$371,470	$286,883
Europe	36,161	28,889	69,239	56,541
Asia Pacific	5,215	4,338	9,760	8,347
Total revenue	$235,960	$182,584	$450,469	$351,771
Deferred Revenue
During the three and six months ended July 31, 2025, $177.9 million and $288.6 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented. During the three and six months ended July 31, 2024, $133.9 million and $218.5 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.
Remaining Performance Obligations
As of July 31, 2025, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $988.2 million. As of July 31, 2025, the Company expects to recognize approximately 63% over the next 12 months and 89% over the next 24 months.
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
The Company uses various distribution channels. As of July 31, 2025, two channel partners represented 18% and 15% of the accounts receivable balance, respectively, while as of January 31, 2025, two channel partners represented 11% and 12% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of July 31, 2025 and January 31, 2025.
There were no individual customers whose revenue represented more than 10% of total revenue during the six months ended July 31, 2025 and 2024.
4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$160,950	$—	$—	$160,950
Level 2:
Cash equivalents
U.S. Treasury securities	5,987	—	—	5,987
Commercial paper	2,995	—	—	2,995
Total cash equivalents (1)	169,932	—	—	169,932
Short-term investments
Commercial paper	22,722	—	(11)	22,711
Corporate debt securities	244,342	115	(224)	244,233
U.S. Agency securities	67,007	8	(81)	66,934
U.S. Treasury securities	570,391	42	(505)	569,928
Total short-term investments	904,462	165	(821)	903,806
Level 2 total	913,444	165	(821)	912,788
Total cash equivalents and short-term investments	$1,074,394	$165	$(821)	$1,073,738
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of July 31, 2025, in addition to cash of $91.4 million.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,093	$—	$—	$97,093
Level 2:
Cash equivalents
U.S. Treasury securities	36,429	8	—	36,437
Total cash equivalents (1)	133,522	8	—	133,530
Short-term investments
Commercial paper	19,400	4	(11)	19,393
Corporate debt securities	220,326	327	(148)	220,505
U.S. Agency securities	61,020	20	(65)	60,975
U.S. Treasury securities	463,474	521	(140)	463,855
Total short-term investments	764,220	872	(364)	764,728
Level 2 total	800,649	880	(364)	801,165
Total cash equivalents and short-term investments	$897,742	$880	$(364)	$898,258
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of January 31, 2025, in addition to cash of $94.1 million.
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The Company’s marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. As of July 31, 2025 and January 31, 2025, the Company did not have any Level 3 financial instruments.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three and six months ended July 31, 2025, the Company recorded $11.5 million and $22.4 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $2.6 million and $5.6 million of net amortization of premiums or discounts on short-term investments during the three and six months ended July 31, 2025, respectively. During the three and six months ended July 31, 2024, the Company recorded $12.8 million and $24.9 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $4.2 million and $9.1 million of net amortization of premiums or discounts on short-term investments during the three and six months ended July 31, 2024, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 31, 2025
U.S. Agency securities	$63,894	$(81)	$—	$—	$63,894	$(81)
Commercial paper	25,706	(11)	—	—	25,706	(11)
Corporate debt securities	155,060	(224)	—	—	155,060	(224)
U.S. Treasury securities	495,703	(505)	—	—	495,703	(505)
Total cash equivalents and short-term investments	$740,363	$(821)	$—	$—	$740,363	$(821)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2025
U.S. Agency securities	$48,445	$(65)	$—	$—	$48,445	$(65)
Commercial paper	13,430	(11)	—	—	13,430	(11)
Corporate debt securities	72,022	(146)	5,988	(2)	78,010	(148)
U.S. Treasury securities	100,921	(140)	—	—	100,921	(140)
Total cash equivalents and short-term investments	$234,818	$(362)	$5,988	$(2)	$240,806	$(364)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	July 31, 2025		January 31, 2025
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$575,210	$574,927	$590,193	$590,832
Due between 1 year to 2 years	329,252	328,879	174,027	173,896
Total	$904,462	$903,806	$764,220	$764,728
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
There was no interest accretion expense for the three and six months ended July 31, 2025. Interest accretion expense was immaterial and $0.1 million for the three and six months ended July 31, 2024, respectively.

5. Supplemental Financial Statement Information
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Foreign exchange gains (losses), net	$(1,117)	$1,267	(11,071)	482
Other income (expense), net	206	(7)	189	(111)
Total other income (expense), net	$(911)	$1,260	$(10,882)	$371
6. Acquisitions
In March 2024, the Company acquired Oxeye Security Limited for $20.3 million. The acquisition includes a $3.2 million founder holdback payable over three years, recognized as compensation expense.
The Company recorded founder holdback compensation of $0.3 million and $0.9 million for the three months ended July 31, 2025 and 2024, respectively, and $0.4 million and $1.0 million for the six months ended July 31, 2025 and 2024, respectively, in general and administrative expenses in its condensed consolidated statements of operations.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$16,139
Foreign currency translation adjustments	495
Balance as of July 31, 2025	$16,634
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

July 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$16,713	$(7,536)	$9,177	1.7
Developed technology from asset acquisitions	7,660	(3,033)	4,627	1.8
Total	$24,373	$(10,569)	$13,804

January 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (2)	$22,913	$(10,982)	$11,931	2.2
Developed technology from asset acquisitions (1)	7,660	(1,757)	5,903	2.3
Total	$30,573	$(12,739)	$17,834
(1) As of July 31, 2025, the Company wrote off $6.2 million of fully amortized intangible assets as the technology had become obsolete, respectively.
(2) The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $2.0 million and $4.0 million for the three and six months ended July 31, 2025, respectively, and $2.3 million and $3.4 million for the three and six months ended July 31, 2024, respectively.
As of July 31, 2025, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
Remainder of 2026	$4,029
2027	8,060
2028	1,715
Total future amortization	$13,804
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.5 million and $3.8 million for the three and six months ended July 31, 2025, respectively, and $1.2 million and $3.0 million for the three and six months ended July 31, 2024, respectively.
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
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2025	5,896	$14.27	5.41	$344.8
Options exercised	(642)	11.36
Options canceled	(15)	11.81
Options forfeited	(13)	18.84
Balances at July 31, 2025	5,226	$14.63	4.76	$152.5
Options vested at July 31, 2025	4,945	$14.43	4.70	$145.3
Options vested and expected to vest at July 31, 2025	5,226	$14.63	4.76	$152.5
During the three and six months ended July 31, 2025, the Company recorded $4.4 million and $9.3 million stock-based compensation expense related to options, respectively. During the three and six months ended July 31, 2024, the Company recorded $3.4 million and $6.9 million stock-based compensation expense related to options, respectively.
As of July 31, 2025, approximately $12.2 million of total unrecognized stock-based compensation cost was related to stock options granted of which $11.9 million relates to the modification of stock options previously granted to the Company’s former CEO. Total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2025	8,259	$50.64
Granted	4,193	43.87
Vested	(1,752)	49.65
Canceled/forfeited	(1,334)	48.13
Balances at July 31, 2025	9,366	$48.15
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three and six months ended July 31, 2025, the Company recorded $46.9 million and $92.0 million stock-based compensation expense related to RSUs, respectively. During the three and six months ended July 31, 2024, the Company recorded $41.3 million and $76.8 million stock-based compensation expense related to RSUs, respectively.
As of July 31, 2025, approximately $420.1 million of total unrecognized compensation cost was related to RSUs granted to team members that is expected to be recognized over a weighted-average period of 2.8 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
PSUs
During the six months ended July 31, 2025, the Company granted 0.3 million PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. Under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance conditions are set to be achieved in fiscal year 2026 through fiscal year 2028 and the service condition must be met on each vest date.
The Company has also granted PSUs to executive officers in prior years.
During the three and six months ended July 31, 2025, the Company recorded a net gain of $2.2 million and a net expense of $1.3 million, respectively related to PSUs. During the three and six months ended July 31, 2024, the Company recorded total stock-based compensation expense of $0.3 million and $0.9 million, respectively.
As of July 31, 2025, total unrecognized stock-based compensation expense related to PSUs was $5.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
During the quarter ended July 31, 2025, the Company’s stock price on the purchase date, May 30, 2025, was lower than the Company’s stock price on the previously applicable offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $4.3 million, which is being recognized over the remaining requisite service period as of the date of reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the new offering period in effect using the Black-Scholes option-pricing model:

Three Months Ended July 31,
	2025	2024
Risk-free interest rate	3.86% - 4.22%	4.70% - 5.25%
Volatility	56.41% - 58.43%	50.94% - 60.50%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	—%	—%
The Company recorded $4.2 million and $6.7 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2025, respectively. The Company recorded $3.5 million and $6.1 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2024, respectively. As of July 31, 2025, approximately $20.7 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue	$2,261	$2,076	$4,190	$3,931
Sales and marketing	19,950	19,881	42,041	37,278
Research and development	19,197	16,114	33,469	28,450
General and administrative	12,876	10,898	30,411	21,562
Total stock-based compensation expense (1)	$54,284	$48,969	$110,111	$91,221
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 10. Joint Venture” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for each of the three and six months ended July 31, 2025 and 2024, respectively.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2025 and 2024, the Company’s board of directors approved annual donations of 163,555 and 221,195 shares of Class A common stock, respectively, to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. These donations shall occur in four equal quarterly distributions.
During the three and six months ended July 31, 2025, the Company donated 40,889 shares and 81,778 shares of Class A common stock at fair value to the Foundation, respectively. During the three and six months ended July 31, 2024, the Company donated 67,015 shares and 120,241 shares of Class A common stock at fair value to the Foundation, respectively.
The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $1.8 million and $3.5 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2025, respectively. The donation expense of $2.9 million and $5.9 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2024, respectively.

10. Joint Venture
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of July 31, 2025 and 2024, the Company retains control over JiHu with its equity stake at approximately 54% for each period presented.
Since fiscal year 2023, JiHu has maintained an employee stock option plan (“JiHu 2022 ESOP”) for its employees. In June 2024 and June 2025, the board of directors of JiHu approved new employee stock option plans (“JiHu 2024 ESOP” and “JiHu 2025 ESOP”, respectively) for its employees in order to grant additional shares. The fair value of restricted stock awards (“RSAs”) and stock option awards is measured on the date of grant and compensation costs related to these awards are recognized on a graded attribution method; as the grants include a performance condition for the JiHu 2022 ESOP, JiHu 2024 ESOP, and JiHu 2025 ESOP (“JiHu ESOPs”).
During the three and six months ended July 31, 2025, the Company recorded $1.0 million stock-based compensation expense and $0.8 million stock-based compensation expense (net of forfeitures), respectively. During the three and six months ended July 31, 2024, the Company reversed stock-based compensation previously recorded which resulted in a $0.1 million stock-based compensation net expense and a $0.2 million net gain, respectively, due to forfeitures resulting from the departure of key executives.
As of July 31, 2025, approximately $5.6 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 2.8 years.
Operating Leases
JiHu has various non-cancelable long-term operating leases maturing by June 25, 2027 with total lease payments of $0.4 million and a total present value of lease liabilities of $0.4 million. In addition, JiHu has various other short-term leases. Lease expense associated with short-term leases was $0.1 million for each of the three and six months ended July 31, 2025 and immaterial for each of the three and six months ended July 31, 2024.
The Company recognized $0.1 million of operating lease expense for each of the three and six months ended July 31, 2025. The Company recognized $0.1 million and $0.3 million of operating lease expense during the three and six months ended July 31, 2024, respectively.
The table below presents supplemental information related to operating leases for the six months ended July 31, 2025 (in thousands, except weighted-average information):

Weighted-average remaining lease term (in years)	1.32
Weighted-average discount rate	3.2%
Right-of-use assets obtained in exchange for new operating lease liabilities	$131
Cash paid for amounts included in the measurement of lease liabilities	$145

Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	$2,174	$1,775	$4,059	$3,421
Cost of revenue	410	535	934	1,019
Gross profit	1,764	1,240	3,125	2,402
Operating expenses:
Sales and marketing	1,500	1,410	2,972	3,044
Research and development	657	578	276	367
General and administrative	1,636	908	2,924	1,746
Total operating expenses	3,793	2,896	6,172	5,157
Loss from operations	(2,029)	(1,656)	(3,047)	(2,755)
Interest income	155	231	320	457
Other income (expense), net	(45,491)	(42)	(45,466)	305
Net loss before income taxes	(47,365)	(1,467)	(48,193)	(1,993)
Provision for income taxes	2	—	3	—
Net loss	$(47,367)	$(1,467)	$(48,196)	$(1,993)

Net loss attributable to noncontrolling interest	$(788)	$(675)	$(1,171)	$(918)

	July 31, 2025	January 31, 2025

Cash and cash equivalents	$37,480	$37,991
Property and equipment, net	568	322
Operating lease right-of-use assets	393	381
Other assets	7,165	7,804
Total assets	$45,606	$46,498

Total liabilities	$11,153	$10,278
11. Income Taxes
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBBA modified certain business deductions, including allowing for immediate expensing of U.S. research & development (“R&D”) expenditures, effective in the Company’s current fiscal year. The OBBBA also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in the Company’s next fiscal year. The immediate expensing of U.S. R&D expenditures had a favorable impact to the Company’s domestic tax liability. The

Company will continue to evaluate the impact of the OBBBA on the Company’s condensed consolidated financial statements.
For the three and six months ended July 31, 2025, the Company recorded income tax expense of $2.2 million and $4.8 million on pretax loss of $7.8 million and $41.5 million, respectively. The income tax expense for the three and six months ended July 31, 2025 was primarily related to the Company’s taxable income generated by certain foreign operations.
For the three and six months ended July 31, 2024, the Company recorded income tax benefit of $39.2 million and $26.2 million on a pretax loss of $26.9 million and $69.4 million, respectively. The income tax benefit for the three and six months ended July 31, 2024 was primarily related to a decrease in tax expense for unrecognized tax benefits and the Company’s foreign and domestic operations.
The Company executed the Bilateral Advanced Pricing Agreement (“BAPA”) agreements with the United States Internal Revenue Services (“IRS”) and the Netherlands’ Dutch Tax Authority (“DTA”) on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and the DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V., the Company’s Netherlands subsidiary. Pursuant to the terms in the BAPA, the Company has filed amended returns for the 2018 through 2023 fiscal years.
The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and the tax effect of discrete items occurring during the period. The tax for jurisdictions that are excluded from the worldwide estimated annual effective tax rate is calculated separately.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. As in prior years, the Company maintained that it was not more likely than not that the Company could recognize deferred tax assets in certain jurisdictions. All attributes agreed upon in the BAPA, including U.S. federal and state tax net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections. More weight was given to historical results than to expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
As of July 31, 2025, unrecognized tax benefits were $28.8 million, of which $10.2 million would affect the effective tax rate if recognized. As of January 31, 2025, the unrecognized tax benefits were $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $6.0 million as of July 31, 2025 and $5.3 million as of January 31, 2025, respectively.
As of July 31, 2025, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
12. Net Income (Loss) per Share
The following table sets forth basic and diluted income (loss) per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to GitLab	$(9,208)	$12,912	$(45,083)	$(42,321)

Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	165,953	159,677	165,233	158,973
Dilutive impact of Stock Options	—	5,452	—	—
Dilutive impact of RSUs	—	1,166	—	—
Dilutive impact of ESPP	—	51	—	—
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	165,953	166,346	165,233	158,973
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	$(0.06)	$0.08	$(0.27)	$(0.27)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	$(0.06)	$0.08	$(0.27)	$(0.27)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	July 31, 2025	July 31, 2024
Shares subject to outstanding common stock options	5,226	—
Unvested restricted stock in connection with business combination	—	2
Unvested RSUs and PSUs	9,944	6,917
Shares subject to the ESPP	66	222
Total	15,236	7,141

13. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $226.9 million as of July 31, 2025, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements. This includes a new $130 million, five-year cloud infrastructure agreement entered into during the six months ended July 31, 2025, with annual minimum commitments ranging from $17.3 million to $36.3 million.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of July 31, 2025 and January 31, 2025, the estimated liability relating to these matters was $1.5 million and $1.4 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming the Company and certain of its officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s use of AI features and ability to monetize the Company’s AI capabilities that artificially inflated the Company’s stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted the Company’s motion to dismiss, but gave the Plaintiff an opportunity to amend and refile a third amended complaint by or before September 15, 2025.
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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps platform every month and, as of July 31, 2025, had done so for the last 166 months. We intend to continue releasing new software on a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 10,338 as of July 31, 2025 from 9,314 as of July 31, 2024, an increase of 11% and our $100,000 ARR customers increased to 1,344 as of July 31, 2025 from 1,076 as of July 31, 2024, an increase of 25%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.

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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of July 31, 2025 and 2024, our Dollar-Based Net Retention Rate was 121% and 126%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of July 31,
	2025	2024
Dollar-Based Net Retention Rate	121%	126%
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

	As of July 31,
	2025	2024
$100,000 ARR customers	1,344	1,076
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$212,684	$163,181	$407,165	$314,360
License—self-managed and other	23,276	19,403	43,304	37,411
Total revenue	235,960	182,584	450,469	351,771
Cost of revenue:(1)
Subscription—self-managed and SaaS	21,753	16,630	41,021	30,469
License—self-managed and other	6,752	4,740	12,519	9,677
Total cost of revenue	28,505	21,370	53,540	40,146
Gross profit	207,455	161,214	396,929	311,625
Operating expenses:
Sales and marketing(1)	109,583	97,778	217,170	190,202
Research and development(1)	71,488	61,273	136,898	115,413
General and administrative(1)	44,735	43,168	95,822	100,655
Total operating expenses	225,806	202,219	449,890	406,270
Loss from operations	(18,351)	(41,005)	(52,961)	(94,645)
Interest income	11,511	12,827	22,373	24,857
Other income (expense), net	(911)	1,260	(10,882)	371
Loss before income taxes	(7,751)	(26,918)	(41,470)	(69,417)
Provision for (benefit from) income taxes	2,245	(39,155)	4,784	(26,178)
Net income (loss)	$(9,996)	$12,237	$(46,254)	$(43,239)
Net loss attributable to noncontrolling interest(2)	(788)	(675)	(1,171)	(918)
Net income (loss) attributable to GitLab	$(9,208)	$12,912	$(45,083)	$(42,321)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of revenue	$2,261	$2,076	$4,190	$3,931
Sales and marketing	19,950	19,881	42,041	37,278
Research and development	19,197	16,114	33,469	28,450
General and administrative	12,876	10,898	30,411	21,562
Total stock-based compensation expense	$54,284	$48,969	$110,111	$91,221

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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Revenue	100%	100%	100%	100%
Cost of revenue	12	12	12	11
Gross profit	88	88	88	89
Operating expenses:
Sales and marketing	46	54	48	54
Research and development	30	34	30	33
General and administrative	19	24	21	29
Total operating expenses	96	111	100	115
Loss from operations	(8)	(22)	(12)	(27)
Interest income	5	7	5	7
Other income (expense), net	—	1	(2)	—
Loss before income taxes	(3)	(15)	(9)	(20)
Provision for (benefit from) income taxes	1	(21)	1	(7)
Net income (loss)	(4)%	7%	(10)%	(12)%
Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income (loss) attributable to GitLab	(4)%	7%	(10)%	(12)%
Comparison of the Three and Six Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$212,684	$163,181	$49,503	30%	$407,165	$314,360	$92,805	30%
License—self-managed and other	23,276	19,403	3,873	20	43,304	37,411	5,893	16
Total revenue	$235,960	$182,584	$53,376	29%	$450,469	$351,771	$98,698	28%
Revenue increased $53.4 million, or 29%, to $236.0 million for the three months ended July 31, 2025 from $182.6 million for the three months ended July 31, 2024. Revenue increased $98.7 million, or 28%, to $450.5 million for the six months ended July 31, 2025 from $351.8 million for the six months ended July 31, 2024. The increase was primarily due to the ongoing demand for The DevSecOps platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of July 31, 2025 and 2024, our expansion is reflected by our Dollar-Based Net Retention Rate being 121% and 126%, respectively. We had 1,344 customers with ARR over $100,000 as of July 31, 2025, increasing from 1,076 customers with ARR over $100,000 as of July 31, 2024.
Revenue attributed to our variable interest entity, JiHu, was $2.2 million and $1.8 million for the three months ended July 31, 2025 and 2024, respectively, and $4.1 million and $3.4 million for the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$28,505	$21,370	$7,135	33%	$53,540	$40,146	$13,394	33%
Gross profit	207,455	161,214	46,241	29	396,929	311,625	85,304	27
Gross margin	88%	88%		—%	88%	89%		(1)%
Cost of revenue increased by $7.1 million, to $28.5 million for the three months ended July 31, 2025 from $21.4 million for the three months ended July 31, 2024, primarily due to an increase of $3.7 million in hosting expenses for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $1.6 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $1.3 million in fees associated with professional services revenue delivery and an increase of $0.6 million of marketplace transaction processing fees. Gross margin remained at 88% for the three months ended July 31, 2025 compared to the three months ended July 31, 2024.
Cost of revenue increased by $13.4 million, to $53.5 million for the six months ended July 31, 2025 from $40.1 million for the six months ended July 31, 2024, primarily due to an increase of $6.5 million in third-party hosting costs for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $2.5 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $1.7 million in fees associated with professional services revenue delivery, an increase of $1.3 million of marketplace transaction processing fees, and $0.6 million in the amortization of intangible assets. Gross margin decreased by 1% to 88% for the six months ended July 31, 2025 compared to 89% for the six months ended July 31, 2024.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.4 million and $0.5 million the three months ended July 31, 2025 and 2024, and $0.9 million and $1.0 million for the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$109,583	$97,778	$11,805	12%	$217,170	$190,202	$26,968	14%
Sales and marketing expenses increased by $11.8 million, to $109.6 million for the three months ended July 31, 2025 from $97.8 million for the three months ended July 31, 2024, primarily due to an increase of $8.2 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $0.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $2.1 million in commissions expense. The remaining change was primarily attributed to an increase of $2.1 million in marketing spend, and an increase of $1.6 million in hosting expenses.
Sales and marketing expenses increased by $27.0 million, to $217.2 million for the six months ended July 31, 2025 from $190.2 million for the six months ended July 31, 2024, primarily due to an increase of $22.0 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $4.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $4.9 million in commissions expense. The remaining change was primarily attributed to an increase of $2.7 million in hosting expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.5 million and $1.4 million for the three months ended July 31, 2025 and 2024, respectively, and $3.0 million for each of the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$71,488	$61,273	$10,215	17%	$136,898	$115,413	$21,485	19%
Research and development expenses increased by $10.2 million, to $71.5 million for the three months ended July 31, 2025 from $61.3 million for the three months ended July 31, 2024, primarily due to an increase of $8.2 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $3.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributed to an increase of $1.4 million in hosting expenses.
Research and development expenses increased by $21.5 million, to $136.9 million for the six months ended July 31, 2025 from $115.4 million for the six months ended July 31, 2024, primarily due to an increase of $17.5 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $5.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributed to an increase of $3.3 million in hosting expenses.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.7 million and $0.6 million net gain for the three months ended July 31, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$44,735	$43,168	$1,567	4%	$95,822	$100,655	$(4,833)	(5)%
General and administrative expenses increased by $1.6 million, to $44.7 million for the three months ended July 31, 2025 from $43.2 million for the three months ended July 31, 2024, primarily driven by an increase of $4.1 million in personnel-related expenses, driven by an increase in our average general and administrative headcount and an increase of $2.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $0.9 million in software and consulting expenses. This was partially offset by a decrease of $3.8 million from the prior year expense related to fair value remeasurement of acquisition-related contingent consideration.
General and administrative expenses decreased by $4.8 million, to $95.8 million for the six months ended July 31, 2025 from $100.7 million for the six months ended July 31, 2024, primarily driven by $15.4 million expense related to our in-person company-wide event that took place in the six months ended July 31, 2024 and a decrease from the prior year $3.8 million expense related to fair value remeasurement of acquisition-related contingent consideration. This was partially offset by an increase of $12.3 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $8.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $1.3 million in consulting expenses.
General and administrative expenses attributed to our variable interest entity, JiHu, were $1.6 million and $0.9 million for the three months ended July 31, 2025 and 2024, respectively, and $2.9 million and $1.7 million for the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$2,261	$2,076	$185	9%	$4,190	$3,931	$259	7%
Sales and marketing	19,950	19,881	69	—	42,041	37,278	4,763	13
Research and development	19,197	16,114	3,083	19	33,469	28,450	5,019	18
General and administrative	12,876	10,898	1,978	18	30,411	21,562	8,849	41
Total stock-based compensation expense	$54,284	$48,969	$5,315	11%	$110,111	$91,221	$18,890	21%
Stock-based compensation expense increased by $5.3 million, to $54.3 million for the three months ended July 31, 2025 from $49.0 million for the three months ended July 31, 2024, primarily due to an increase of $5.6 million of expense from RSUs.
Stock-based compensation expense increased by $18.9 million, to $110.1 million for the six months ended July 31, 2025 from $91.2 million for the six months ended July 31, 2024, primarily due to an increase of $15.2 million of expense from RSUs and $2.4 million related to stock options.
Stock-based compensation attributed to our variable interest entity, JiHu, were $1.0 million and $0.1 million net expense for the three months ended July 31, 2025 and 2024, respectively, and $0.8 million net expense and $0.2 million net gain for the six months ended July 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$11,511	$12,827	$(1,316)	(10)%	$22,373	$24,857	$(2,484)	(10)%

Foreign exchange gains (losses), net	$(1,117)	$1,267	(2,384)	(188)	(11,071)	482	(11,553)	(2397)
Other income (expense), net	206	(7)	213	(3,043)	189	(111)	300	(270)
Total other income (expense), net	$(911)	$1,260	$(2,171)	(172)%	$(10,882)	$371	$(11,253)	(3033)%

For the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024, interest income decreased primarily due to income earned from our cash, cash equivalents and short-term investments as a result of lower interest rates during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024.
The increase in foreign exchange losses is primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities for the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,245	$(39,155)	$41,400	(105.7)%	$4,784	$(26,178)	$30,962	(118.3)%
Effective tax rate	(32.2)%	149.2%	(181.4)%		(11.9)%	38.2%	(50.1)%
On July 4, 2025, the United States enacted OBBBA which extended or modified certain corporate tax provisions under the TCJA. The OBBBA modified certain business deductions, including allowing for immediate expensing of U.S. research & development expenditures, effective in our current fiscal year. The OBBBA also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in our next fiscal year. The deduction of domestic R&D expenditure significantly reduced U.S. taxable income to a loss position, resulting in a material reduction in the current provision for the quarter. We will continue to evaluate the impact of the OBBBA on our condensed consolidated financial statements.
Our effective tax rate decreased by approximately 181.4% for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024. A tax expense is expressed as a negative rate because of our pretax loss. The increase in tax expense from 2024 to 2025 in the same three month period was primarily due to the tax benefit recorded in the three months ended July 31, 2024 related to the BAPA negotiations between the United States and Dutch tax authorities.
Our effective tax rate decreased by approximately 50.1% for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024. A tax expense is expressed as a negative rate because of our pretax loss. The increase in tax expense from 2024 to 2025 for the same six month period was primarily due to the tax benefit recorded in the six months ended July 31, 2024 related to the BAPA negotiations between the United States and Dutch tax authorities.
Our effective tax rate for the three and six months ended July 31, 2025 was different than the U.S. federal statutory tax rate of 21%, primarily due to the Company’s foreign and domestic operations and losses not benefited.
We executed the BAPA agreements with the U.S. IRS and the Netherlands DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, we paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, we have filed amended returns for the 2018 through 2023 fiscal years. All U.S.

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
As of July 31, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.2 billion and $992.4 million, respectively, which were held for working capital and strategic investment purposes. As of July 31, 2025, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31, 2025
	2025	2024

	(in thousands)
Net cash provided by operating activities	$155,671	$49,835
Net cash provided by (used in) investing activities	$(138,461)	$84,223
Net cash provided by financing activities	$15,679	$18,005
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows for each of the six months ended July 31, 2025 and 2024 from operating activities.

Cash provided by operating activities during the six months ended July 31, 2025 was $155.7 million, primarily consisting of our net loss of $46.3 million, adjusted for non-cash items of $152.0 million (mainly attributable to stock-based compensation expense of $110.1 million and amortization of deferred contract acquisition costs, net of $27.3 million), and net cash inflows of $49.9 million used in changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease of accounts receivable of $69.8 million, the increase in accrued expenses and other liabilities of $4.3 million and the increase in deferred revenue of $9.5 million, partially offset by the decrease in accrued compensation and related expenses of $11.1 million and the decrease in deferred contract acquisition costs of $20.4 million. These changes primarily reflect improved operational performance with successful collections driving lower accounts receivable, higher accrued expenses for research and development spending, ongoing customer subscription growth contributing to increased deferred revenue, and the seasonal payment of prior period commissions and bonuses impacting accrued compensation balances.
Cash provided by operating activities during the six months ended July 31, 2024 was $49.8 million, primarily consisting of our net loss of $43.2 million, adjusted for non-cash items of $119.8 million (mainly attributable to stock-based compensation expense of $91.2 million and amortization of deferred contract acquisition costs, net of $22.9 million), and net cash outflows of $26.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in deferred contract acquisition costs of $21.0 million, the decrease in accrued expenses and other liabilities of $21.1 million, the decrease in accrued compensation and related expenses of $6.9 million, and the decrease in other non-current liabilities of $8.1 million, partially offset by the decrease in prepaid expenses and other current assets of $13.3 million, and the increase in deferred revenue of $14.8 million.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2025 was $138.5 million, primarily consisting of $134.6 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $3.8 million in purchases of property and equipment.
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
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2025 was $7.3 million, attributable to proceeds from the issuance of common stock upon stock options exercises and $8.4 million of proceeds from the issuance of common stock under the ESPP.
Cash provided by financing activities during the six months ended July 31, 2024 was $18.0 million, attributable to $10.1 million proceeds from the issuance of common stock upon stock options exercises and $7.9 million of proceeds from the issuance of common stock under the ESPP.

Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for purchases of property and equipment, plus any non-recurring income tax payments related to the BAPA or minus any non-recurring income tax refunds related to the BAPA, plus any non-recurring payments related to the formation of JiHu. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment, any non-recurring income tax payments or refunds related to the BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Computation of adjusted free cash flow (1)
GAAP net cash provided by operating activities	$49,369	$11,697	$155,671	$49,835
Less: Purchases of property and equipment	(2,904)	(851)	(3,816)	(1,551)
Less: Income tax refunds related to BAPA	(12)	—	(1,305)	—
Non-GAAP adjusted free cash flow	$46,453	$10,846	$150,550	$48,284
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
Interest Rate Risk
As of July 31, 2025 and January 31, 2025, we had $1.2 billion and $992.4 million of cash, cash equivalents, and short-term investments, respectively. As of July 31, 2025 and January 31, 2025, our cash equivalents and short-term investments of $1.1 billion and $898.3 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 31, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $6.0 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of July 31, 2025.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of July 31, 2025, we have $51.2 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of July 31, 2025, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted our motion to dismiss, but gave the Plaintiff an opportunity to amend and refile a third amended complaint by or before September 15, 2025.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 10,338 as of July 31, 2025 from 9,314 as of July 31, 2024. The growth and expansion of our business places a continuous significant strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the six months ended July 31, 2025 and 2024 was $450.5 million and $351.8 million, respectively, representing a growth rate of 28%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $425.7 million, $6.3 million and $45.1 million in fiscal year 2024, 2025 and six months ended July 31, 2025, respectively. As of July 31, 2025, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents of our or our third-party service provider’s information technology systems that compromise the confidentiality, integrity, and availability of our data could result in sensitive data exposure. Cyber attacks may also occur, including, but not limited to, denial-of-service attacks, ransomware attacks, application security attacks, software-supply chain attacks, compromised credentials, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. AI incorporated into our and our third-party service provider’s products may introduce security risks including, but not limited to, AI-enabled social engineering, automated vulnerability exploitation, inadvertent data exposure due to model training, inappropriate data access using AI-enabled features, and AI supply-chain attacks. Any security breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to The DevSecOps platform, including personal and/or confidential data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Techniques used to obtain unauthorized access or to sabotage systems change frequently, including novel AI-specific attack vectors and vulnerabilities. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Further, we need to continually monitor and remain compliant with all applicable changes in local, state, national, or international legal or regulatory requirements. Any significant violations of data privacy could result in the loss of business, litigation, and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition.
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
We have implemented AI capabilities throughout GitLab’s services, including as part of the GitLab Duo suite of AI features. The technologies underpinning these features exist in a rapidly-evolving regulatory and commercial environment which presents regulatory, litigation, ethical, reputational, and financial risks.
Many states, regions, and supranational bodies have proposed or enacted regulations related to the use of AI and machine learning technologies. These regulations impose prescriptive obligations related to the development, offering, and use of AI technologies and expose us to an increased risk of regulatory enforcement and litigation.
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
Furthermore, many of our generative AI features involve the processing of personal data and any processing of personal data is subject to comprehensive privacy and data protection laws, including the E.U. General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act, or the CCPA. Specific obligations under these regulations, such as requirements for lawful basis, data minimization, automated decision-making, and storage limitation, apply equally to personal data processed by the GitLab Duo suite of AI features. Any difficulties in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as damage to our sales and reputation.

Our generative AI features may also generate output that is misleading, insecure, inaccurate, harmful, or otherwise flawed, which may harm our reputation, business, or customers, or expose us to legal liability.
Some of our AI-powered features, including those offered through the GitLab Duo Agent Platform, are designed to automate elements of the software development lifecycle based on user-defined goals and context. As the prevalence and scrutiny of such agentic AI systems increases, we may face regulatory, litigation, ethical, reputational, and financial risks.
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
With respect to E.U. and U.K. team members, contractors and other personnel, as well as for our customers’ and prospective customers’ personal data, such as contact and business information, we are subject to the GDPR and applicable national implementing legislation of the GDPR, and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018, or the U.K. GDPR, respectively. We are a controller with respect to this data.
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
In addition, following the U.K.’s withdrawal from the E.U., the E.U. issued an adequacy decision in June 2021 in favor of the U.K. permitting data transfers from the E.U. to the U.K. This adequacy decision is subject to a four-year term set to expire in December 2025, with the expectation it will be renewed for a further period of six years as indicated by the European Commission’s draft proposal. However, the draft renewal proposal still needs approval by all E.U. member states and the E.U. could intervene during the current term or any approved renewal term, if it determines that the data protection laws in the U.K. are not sufficient. If the adequacy decision is not renewed after its term, or the E.U. intervenes during the term, data may not be able to flow freely from the E.U. to the U.K. unless additional measures are taken. In which case, we may be required to find alternative solutions for the compliant transfer of personal data into the U.K. from the E.U. As supervisory authorities continue to issue further guidance on personal data (including regarding data export and circumstances in which we cannot use the Standard Contractual Clauses), we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
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
Additionally, we are subject to the CCPA, as expanded by the California Privacy Rights Act, or the CPRA, which increases privacy rights for California consumers and imposes obligations on companies that process their personal data. The CCPA, among other things, requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt out of certain sales of personal data and expanded rights to access and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation and the CPRA expanded consumers’ rights with respect to certain personal data and established a state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA has also prompted a number of passed laws and proposals for new federal and state privacy legislation that, if passed, could increase our potential liability and compliance costs, particularly in the event of a data breach, and adversely affect our business, including how we use personal data, our financial condition, and the results of our operations or prospects. Compliance with privacy legislation adds complexity and has required and may in the future require investment in additional resources for compliance programs, thus potentially resulting in additional costs and expense of resources to maintain compliance. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
In July 2025, the U.S. federal government enacted the One Big Beautiful Bill Act, or OBBBA, implementing significant corporate tax reforms. OBBBA provides immediate deductibility for domestic research and experimental expenses for tax years beginning after December 31, 2024, with elections available to accelerate deductions for previously capitalized research and experimental expenses from 2022 through 2024. Corporations may deduct remaining unamortized amounts either fully in their first taxable year beginning after December 31, 2024, or ratably over two years. OBBBA increased the tax rate associated with international operations and reduced the tax benefit associated with certain foreign-derived deduction eligible income of United States-domiciled corporations. OBBBA also increased the Base Erosion and Anti-Abuse Tax rate associated with payments from United States corporations to foreign subsidiaries treated as Controlled Foreign Corporations.
The Treasury Department is expected to issue extensive guidance addressing implementation and transition rules. From time to time, the United States Congress may enact technical corrections to OBBBA. The outcome of such guidance and technical corrections and their impact on us is uncertain at this time.
Over the last several years, the Organization for Economic Cooperation and Development, or the OECD, has been working on a Base Erosion and Profit Shifting project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The OECD has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has withdrawn support for Pillar 2, certain countries in which we operate have adopted legislation. As of the filing of this Form 10-Q, over 60 countries have enacted or drafted legislation to adopt a minimum “Top Up” tax which allows international jurisdictions to tax their domestic income if the worldwide tax on such income is less than a minimum threshold. Similarly, the European Union and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These include proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of July 31, 2025, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended July 31, 2025.
(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GITLAB INC.
Date: September 3, 2025
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: September 3, 2025
	By:	/s/ Brian Robins
Name: Brian Robins
Title: Chief Financial Officer