Form 10-Q
period 2025-10-31
Gitlab Inc.
filed 2025-12-03
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 18, 2025, the number of shares of the registrant’s Class A common stock outstanding was 149.8 million and the number of shares of the registrant’s Class B common stock outstanding was 18.6 million.
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

•the impact of macroeconomic conditions, including inflation, tariffs, volatile interest rates, regulatory uncertainty, including with respect to the federal budget, debt ceiling and potential government shutdowns, and volatility in the capital markets, and regional and other global events, including ongoing armed conflicts in different regions of the world, on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and team members; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31, 2025(1)	January 31, 2025(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,231	$227,649
Short-term investments	980,077	764,728
Accounts receivable, net of allowance for doubtful accounts of $1,080 and $991 as of October 31, 2025 and January 31, 2025, respectively	221,140	264,565
Deferred contract acquisition costs, current	36,522	38,964
Prepaid expenses and other current assets	44,979	40,411
Total current assets	1,506,949	1,336,317
Property and equipment, net	10,193	4,013
Goodwill	16,919	16,139
Intangible assets, net	11,789	17,834
Deferred contract acquisition costs, non-current	20,288	20,142
Other non-current assets	4,701	4,818
TOTAL ASSETS	$1,570,839	$1,399,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,187	$7,519
Accrued expenses and other current liabilities	58,406	54,680
Accrued compensation and benefits	33,402	40,233
Deferred revenue, current	464,813	442,599
Total current liabilities	565,808	545,031
Deferred revenue, non-current	28,977	26,369
Other non-current liabilities	8,057	6,557
TOTAL LIABILITIES	602,842	577,957
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized; no shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized; 149,723 and 144,444 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized; 18,581 and 19,469 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	2,141,732	1,952,031
Accumulated deficit	(1,220,973)	(1,167,614)
Accumulated other comprehensive income (loss)	1,956	(8,508)
Total GitLab stockholders’ equity	922,715	775,909
Noncontrolling interests	45,282	45,397
TOTAL STOCKHOLDERS’ EQUITY	967,997	821,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,570,839	$1,399,263
___________
(1) As of October 31, 2025 and January 31, 2025, the condensed consolidated balance sheet includes assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $41.6 million and $46.5 million, respectively, and liabilities of $7.2 million and $10.3 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 10. Joint Venture” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$223,262	$175,257	$630,427	$489,617
License—self-managed and other	21,091	20,790	64,395	58,201
Total revenue	244,353	196,047	694,822	547,818
Cost of revenue:
Subscription—self-managed and SaaS	25,184	17,170	66,205	47,639
License—self-managed and other	7,037	4,955	19,556	14,632
Total cost of revenue	32,221	22,125	85,761	62,271
Gross profit	212,132	173,922	609,061	485,547
Operating expenses:
Sales and marketing	104,974	95,340	322,144	285,542
Research and development	68,715	61,354	205,613	176,767
General and administrative	50,799	45,960	146,621	146,615
Total operating expenses	224,488	202,654	674,378	608,924
Loss from operations	(12,356)	(28,732)	(65,317)	(123,377)
Interest income	11,704	12,586	34,077	37,443
Other income (expense), net	(6,334)	4,799	(17,216)	5,170
Loss before income taxes	(6,986)	(11,347)	(48,456)	(80,764)
Provision for (benefit from) income taxes	1,811	(39,152)	6,595	(65,330)
Net income (loss)	$(8,797)	$27,805	$(55,051)	$(15,434)
Net loss attributable to noncontrolling interest	(521)	(1,298)	(1,692)	(2,216)
Net income (loss) attributable to GitLab	$(8,276)	$29,103	$(53,359)	$(13,218)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	$(0.05)	$0.18	$(0.32)	$(0.08)
Diluted	$(0.05)	$0.17	$(0.32)	$(0.08)
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders:
Basic	167,407	161,317	165,965	159,756
Diluted	167,407	167,436	165,965	159,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Net Income (loss)	$(8,797)	$27,805	$(55,051)	$(15,434)
Foreign currency translation adjustments	1,751	(5,792)	10,070	(8,348)
Net change in unrealized gains on available-for-sale securities	1,786	682	614	581
Comprehensive income (loss) including noncontrolling interest	$(5,260)	$22,695	$(44,367)	$(23,201)
Net loss attributable to noncontrolling interest	(521)	(1,298)	(1,692)	(2,216)
Foreign currency translation adjustments attributable to noncontrolling interest	70	611	220	(271)
Comprehensive loss attributable to noncontrolling interest	(451)	(687)	(1,472)	(2,487)
Comprehensive income (loss) attributable to GitLab	$(4,809)	$23,382	$(42,895)	$(20,714)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2025	147,834	$—	18,876	$—	$2,080,759	$(1,212,697)	$(1,511)	$45,031	$911,582
Conversion of Class B common stock to Class A common stock	880	—	(888)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	593	—	8,182	—	—	—	8,182
Issuance of common stock related to RSUs and PSUs vested	979	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(11)	—	—	—	(529)	—	—	—	(529)
Charitable donation of common stock	41	—	—	—	1,970	—	—	—	1,970
Vesting of early exercised stock options	—	—	—	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	51,353	—	—	696	52,049
Change in noncontrolling interest ownership	—	—	—	—	(6)	—	—	6	—
Other comprehensive income (loss)	—	—	—	—	—	—	3,467	70	3,537
Net loss	—	—	—	—	—	(8,276)	—	(521)	(8,797)
Balances at October 31, 2025	149,723	$—	18,581	$—	$2,141,732	$(1,220,973)	$1,956	$45,282	$967,997

	Three Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2024	136,462	$—	23,963	$—	$1,833,786	$(1,203,609)	$623	$45,026	$675,826
Conversion of Class B common stock to Class A common stock	3,255	—	(3,255)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	847	—	7,830	—	—	—	7,830
Issuance of common stock related to RSUs vested	758	—	—	—	—	—	—	—	—
Charitable donation of common stock	53	—	—	—	2,957	—	—	—	2,957
Vesting of early exercised stock options	—	—	—	—	78	—	—	—	78
Stock-based compensation expense	—	—	—	—	47,002	—	—	1,040	48,042
Other comprehensive loss	—	—	—	—	—	—	(5,721)	611	(5,110)
Net income (loss)	—	—	—	—	—	29,103	—	(1,298)	27,805
Balances at October 31, 2024	140,528	$—	21,555	$—	$1,891,653	$(1,174,506)	$(5,098)	$45,379	$757,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Nine Months Ended October 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	2,114	—	(2,122)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,235	—	15,471	—	—	—	15,471
Issuance of common stock under employee stock purchase plan	256	—	—	—	8,404	—	—	—	8,404
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	2,797	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(11)	—	—	—	(529)	—	—	—	(529)
Charitable donation of common stock	123	—	—	—	5,496	—	—	—	5,496
Vesting of early exercised stock options	—	—	—	—	56	—	—	—	56
Stock-based compensation expense	—	—	—	—	160,711	—	—	1,449	162,160
Change in noncontrolling interest ownership	—	—	—	—	92	—	—	(92)	—
Other comprehensive income	—	—	—	—	—	—	10,464	220	10,684
Net loss	—	—	—	—	—	(53,359)	—	(1,692)	(55,051)
Balances at October 31, 2025	149,723	$—	18,581	$—	$2,141,732	$(1,220,973)	$1,956	$45,282	$967,997

	Nine Months Ended October 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,161,288)	$2,398	$46,621	$606,392
Conversion of Class B common stock to Class A common stock	23,110	—	(23,110)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,778	—	17,904	—	—	—	17,904
Issuance of common stock under employee stock purchase plan	252	—	—	—	7,932	—	—	—	7,932
Issuance of common stock related to RSUs vested	2,323	—	—	—	—	—	—	—	—
Charitable donation of common stock	173	—	—	—	8,871	—	—	—	8,871
Vesting of early exercised stock options	—	—	—	—	267	—	—	—	267
Stock-based compensation expense	—	—	—	—	138,427	—	—	836	139,263
Change in noncontrolling interest ownership	—	—	—	—	(409)	—	—	409	—
Other comprehensive loss	—	—	—	—	—	—	(7,496)	(271)	(7,767)
Net loss	—	—	—	—	—	(13,218)	—	(2,216)	(15,434)
Balances at October 31, 2024	140,528	$—	21,555	$—	$1,891,653	$(1,174,506)	$(5,098)	$45,379	$757,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(55,051)	$(15,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	161,793	139,263
Change in fair value of acquisition related contingent consideration	—	3,750
Charitable donation of common stock	5,496	8,871
Amortization of intangible assets	6,050	5,931
Depreciation expense	2,184	2,361
Amortization of deferred contract acquisition costs	40,747	35,650
Net amortization of premiums or discounts on short-term investments	(7,346)	(12,933)
Unrealized foreign exchange loss (gain), net	13,386	(5,443)
Other non-cash expense, net	631	768
Changes in assets and liabilities:
Accounts receivable	46,315	(31,658)
Prepaid expenses and other current assets	(4,290)	2,497
Deferred contract acquisition costs	(36,328)	(35,706)
Other non-current assets	414	851
Accounts payable	812	33
Accrued expenses and other current liabilities	1,862	(240,614)
Accrued compensation and benefits	(7,895)	(8,815)
Deferred revenue	17,500	34,503
Other non-current liabilities	819	(11,068)
Net cash provided by (used in) operating activities	187,099	(127,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(798,283)	(503,394)
Proceeds from maturities of short-term investments	589,527	524,862
Proceeds from sales of short-term investments	1,367	—
Additions to property and equipment	(6,854)	(2,608)
Payments for business combination, net of cash acquired	—	(20,210)
Payments for asset acquisition	—	(7,660)
Other investing activities	—	457
Net cash used in investing activities	(214,243)	(8,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	15,457	17,895
Issuance of common stock under employee stock purchase plan	8,404	7,932
Payments for taxes related to net share settlement of equity awards	(529)	—
Settlement of acquisition related contingent cash consideration	—	(4,900)
Net cash provided by financing activities	23,332	20,927
Impact of foreign exchange on cash and cash equivalents	394	3,455
Net decrease in cash and cash equivalents	(3,418)	(111,364)
Cash and cash equivalents at beginning of period	227,649	287,996
Cash and cash equivalents at end of period	$224,231	$176,632
Supplemental disclosure of cash flow information:
Cash paid (refunds) for income taxes related to the bilateral advance pricing agreement	$(2,451)	$187,735
Other cash paid for income taxes	$1,157	$2,585
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property and equipment in accounts payable and accrued expenses	$990	$377
Stock-based compensation capitalized as internal-use software cost	$367	$—
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
The Company’s CODM primarily uses consolidated net loss as the measure of profit or loss to facilitate analysis of the Company’s financial trends, and for internal planning and forecasting purposes. Consolidated expense information is included on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

The Company presents financial information about geographical mix of revenue in “Note 3. Revenues” of the condensed consolidated financial statements.
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
The following tables summarize the revisions of previously-issued condensed consolidated financial statements (in thousands) for the periods presented:
Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Other income, net	$4,992	$(193)	$4,799	$5,457	$(287)	$5,170
Loss before income taxes	(11,154)	(193)	(11,347)	(80,477)	(287)	(80,764)
Benefit from income taxes	(39,421)	269	(39,152)	(66,131)	801	(65,330)
Net income (loss)	$28,267	$(462)	$27,805	$(14,346)	$(1,088)	$(15,434)
Net income (loss) attributable to GitLab	29,565	(462)	29,103	(12,130)	(1,088)	(13,218)
Foreign currency translation adjustments	(5,637)	(155)	(5,792)	(8,183)	(165)	(8,348)
Comprehensive income (loss) attributable to GitLab	$23,999	$(617)	$23,382	$(19,461)	$(1,253)	$(20,714)
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
Recently Issued Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance in ASC 350-40 to reflect that software is not always developed in a linear manner, removing all references to development stages and adding new guidance on how to evaluate whether the probable-to-complete threshold has been met. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
Subscription—self-managed and SaaS	$223,262	91%	$175,257	89%	$630,427	91%	$489,617	89%
Subscription—self-managed	146,379	60	118,525	60	417,329	59	333,744	61
SaaS	76,883	31	56,732	29	213,098	32	155,873	28
License—self-managed and other	$21,091	9%	$20,790	11%	$64,395	9%	$58,201	11%
License—self-managed	15,525	7	16,655	9	48,696	7	47,294	9
Professional services and other	5,566	2	4,135	2	15,699	2	10,907	2
Total revenue	$244,353	100%	$196,047	100%	$694,822	100%	$547,818	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$201,391	$159,013	$572,861	$445,896
Europe	37,118	32,397	106,357	88,938
Asia Pacific	5,844	4,637	15,604	12,984
Total revenue	$244,353	$196,047	$694,822	$547,818
Deferred Revenue
During the three and nine months ended October 31, 2025, $193.4 million and $372.2 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented. During the three and nine months ended October 31, 2024, $145.0 million and $276.6 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the periods presented.
Remaining Performance Obligations
As of October 31, 2025, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $1.0 billion. As of October 31, 2025, the Company expects to recognize approximately 64% over the next 12 months and 89% over the next 24 months.
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
The Company uses various distribution channels. As of October 31, 2025, two channel partners represented 18% and 12% of the accounts receivable balance, respectively, while as of January 31, 2025, two channel partners represented 11% and 12% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of October 31, 2025 and January 31, 2025.
There were no individual customers whose revenue represented more than 10% of total revenue during the three and nine months ended October 31, 2025 and 2024.
4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by category (in thousands):

	As of October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$139,742	$—	$—	$139,742
Level 2:
Cash equivalents
U.S. Treasury securities	9,976	3	—	9,979
Total cash equivalents (1)	149,718	3	—	149,721
Short-term investments
Commercial paper	17,031	3	(2)	17,032
Corporate debt securities	286,065	568	(50)	286,583
U.S. Agency securities	72,482	80	(9)	72,553
U.S. Treasury securities	603,372	630	(93)	603,909
Total short-term investments	978,950	1,281	(154)	980,077
Level 2 total	988,926	1,284	(154)	990,056
Total cash equivalents and short-term investments	$1,128,668	$1,284	$(154)	$1,129,798
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of October 31, 2025, in addition to cash of $74.5 million.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,093	$—	$—	$97,093
Level 2:
Cash equivalents
U.S. Treasury securities	36,429	8	—	36,437
Total cash equivalents (1)	133,522	8	—	133,530
Short-term investments
Commercial paper	19,400	4	(11)	19,393
Corporate debt securities	220,326	327	(148)	220,505
U.S. Agency securities	61,020	20	(65)	60,975
U.S. Treasury securities	463,474	521	(140)	463,855
Total short-term investments	764,220	872	(364)	764,728
Level 2 total	800,649	880	(364)	801,165
Total cash equivalents and short-term investments	$897,742	$880	$(364)	$898,258
(1) Included in “cash and cash equivalents” in our condensed consolidated balance sheet as of January 31, 2025, in addition to cash of $94.1 million.
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The Company’s marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. As of October 31, 2025 and January 31, 2025, the Company did not have any Level 3 financial instruments.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three and nine months ended October 31, 2025, the Company recorded $11.7 million and $34.1 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $1.7 million and $7.3 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2025, respectively. During the three and nine months ended October 31, 2024, the Company recorded $12.6 million and $37.4 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $3.8 million and $12.9 million of net amortization of premiums or discounts on short-term investments during the three and nine months ended October 31, 2024, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 31, 2025
U.S. Agency securities	$13,935	$(8)	$2,005	$(1)	$15,940	$(9)
Commercial paper	6,624	(2)	—	—	6,624	(2)
Corporate debt securities	61,141	(48)	3,488	(2)	64,629	(50)
U.S. Treasury securities	146,508	(90)	12,000	(3)	158,508	(93)
Total cash equivalents and short-term investments	$228,208	$(148)	$17,493	$(6)	$245,701	$(154)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2025
U.S. Agency securities	$48,445	$(65)	$—	$—	$48,445	$(65)
Commercial paper	13,430	(11)	—	—	13,430	(11)
Corporate debt securities	72,022	(146)	5,988	(2)	78,010	(148)
U.S. Treasury securities	100,921	(140)	—	—	100,921	(140)
Total cash equivalents and short-term investments	$234,818	$(362)	$5,988	$(2)	$240,806	$(364)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	October 31, 2025		January 31, 2025
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$586,551	$587,055	$590,193	$590,832
Due between 1 year to 2 years	392,399	393,022	174,027	173,896
Total	$978,950	$980,077	$764,220	$764,728
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
There was no interest accretion expense for the three and nine months ended October 31, 2025. Interest accretion expense was $0.1 million for both the three and nine months ended October 31, 2024.
5. Supplemental Financial Statement Information
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Foreign exchange gains (losses), net	$(2,362)	$5,074	$(13,433)	$5,556
Other expense, net	(3,972)	(275)	(3,783)	(386)
Total other income (expense), net	$(6,334)	$4,799	$(17,216)	$5,170
6. Acquisitions
In March 2024, the Company acquired Oxeye Security Limited for $20.3 million. The acquisition includes a $3.2 million founder holdback payable over three years, recognized as compensation expense.
The Company recorded founder holdback compensation expense of $0.3 million and $0.1 million for the three months ended October 31, 2025 and 2024, respectively, and $0.6 million and $1.1 million for the nine months ended October 31, 2025 and 2024, respectively, in general and administrative expenses in its condensed consolidated statements of operations.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$16,139
Foreign currency translation adjustments	780
Balance as of October 31, 2025	$16,919
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

October 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$16,713	$(8,913)	$7,800	1.4
Developed technology from asset acquisitions	7,660	(3,671)	3,989	1.6
Total	$24,373	$(12,584)	$11,789

January 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (2)	$22,913	$(10,982)	$11,931	2.2
Developed technology from asset acquisitions	7,660	(1,757)	5,903	2.3
Total	$30,573	$(12,739)	$17,834
(1) As of October 31, 2025, the Company wrote off $6.2 million of fully amortized intangible assets as the technology had become obsolete.
(2) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $2.0 million and $6.0 million for the three and nine months ended October 31, 2025, respectively, and $2.5 million and $5.9 million for the three and nine months ended October 31, 2024, respectively.
As of October 31, 2025, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
Remainder of 2026	$2,014
2027	8,060
2028	1,715
Total future amortization	$11,789
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.4 million and $5.3 million for the three and nine months ended October 31, 2025, respectively, and $1.1 million and $4.1 million for the three and nine months ended October 31, 2024, respectively.
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
Both Plans allow the grantees to early exercise stock options.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2025	5,896	$14.27	5.41	$344.8
Options exercised	(1,235)	12.53
Options canceled	(15)	11.83
Options forfeited	(26)	18.45
Balances at October 31, 2025	4,620	$14.72	4.12	$157.2
Options vested at October 31, 2025	4,440	$14.60	4.06	$151.6
Options vested and expected to vest at October 31, 2025	4,620	$14.72	4.12	$157.2
During the three and nine months ended October 31, 2025, the Company recorded $3.9 million and $13.2 million of stock-based compensation expense related to options, respectively. During the three and nine months ended October 31, 2024, the Company recorded $3.1 million and $10.0 million of stock-based compensation expense related to options, respectively.
As of October 31, 2025, approximately $8.2 million of total unrecognized stock-based compensation relates to the modification of stock options previously granted to the Company’s former CEO. Total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.5 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2025	8,259	$50.64
Granted	5,472	45.24
Vested	(2,701)	49.41
Canceled/forfeited	(2,168)	47.99
Balances at October 31, 2025	8,862	$48.32
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three and nine months ended October 31, 2025, the Company recorded $44.4 million and $136.4 million of stock-based compensation expense related to RSUs, respectively. During the three and nine months ended October 31, 2024, the Company recorded $40.3 million and $117.1 million of stock-based compensation expense related to RSUs, respectively.
As of October 31, 2025, approximately $399.2 million of total unrecognized compensation cost was related to RSUs granted to team members that is expected to be recognized over a weighted-average period of 2.8 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
PSUs
During the nine months ended October 31, 2025, the Company granted 0.3 million PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. Under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance conditions are set to be achieved in fiscal year 2026 through fiscal year 2028 and the service condition must be met on each vest date.
The Company has also granted PSUs to executive officers in prior years.
During the three and nine months ended October 31, 2025, the Company recorded a net gain of $0.2 million and a net expense of $1.1 million, respectively related to PSUs. During the three and nine months ended October 31, 2024, the Company recorded total stock-based compensation expense of $0.9 million and $1.8 million, respectively.
As of October 31, 2025, total unrecognized stock-based compensation expense related to PSUs was $3.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
The Company recorded $3.0 million and $9.7 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2025, respectively. The Company recorded $2.5 million and $8.6 million of stock-based compensation expense related to the ESPP during the three and nine months ended October 31, 2024, respectively. As of October 31, 2025, approximately $16.5 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue	$2,300	$1,993	$6,490	$5,924
Sales and marketing	17,354	17,012	59,395	54,290
Research and development	15,560	14,384	49,029	42,834
General and administrative	16,468	14,653	46,879	36,215
Stock-based compensation expense, net of amounts capitalized	51,682	48,042	161,793	139,263
Capitalized stock-based compensation	367	—	367	—
Total stock-based compensation expense (1)	$52,049	$48,042	$162,160	$139,263
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 10. Joint Venture” for further discussion.

The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for each of the three and nine months ended October 31, 2025 and 2024, respectively.
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
During the three and nine months ended October 31, 2025, the Company donated 40,889 shares and 122,667 shares of Class A common stock at fair value to the Foundation, respectively. During the three and nine months ended October 31, 2024, the Company donated 52,940 shares and 173,181 shares of Class A common stock at fair value to the Foundation, respectively.
The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $2.0 million and $5.5 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended October 31, 2025, respectively. The donation expense of $3.0 million and $8.9 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended October 31, 2024, respectively.
10. Joint Venture
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of October 31, 2025 and 2024, the Company retains control over JiHu with its equity stake at approximately 54% for each period presented.
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
During the three and nine months ended October 31, 2025, the Company recorded $0.7 million and $1.4 million of stock-based compensation expense, respectively. During the three and nine months ended

October 31, 2024, the Company recorded $1.0 million stock-based compensation expense and $0.8 million stock-based compensation net expense (net of forfeitures), respectively.
As of October 31, 2025, approximately $4.2 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 2.6 years.
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	$2,312	$1,900	$6,371	$5,321
Cost of revenue	450	523	1,384	1,542
Gross profit	1,862	1,377	4,987	3,779
Operating expenses:
Sales and marketing	1,712	1,805	4,684	4,850
Research and development	473	603	749	970
General and administrative	1,334	1,616	4,258	3,362
Total operating expenses	3,519	4,024	9,691	9,182
Loss from operations	(1,657)	(2,647)	(4,704)	(5,403)
Interest income	137	168	457	625
Other income (expense), net	387	(342)	568	(36)
Net loss before income taxes	(1,133)	(2,821)	(3,679)	(4,814)
Provision for income taxes	—	—	3	—
Net loss	$(1,133)	$(2,821)	$(3,682)	$(4,814)

Net loss attributable to noncontrolling interest	$(521)	$(1,298)	$(1,692)	$(2,216)

	October 31, 2025	January 31, 2025

Cash and cash equivalents	$37,386	$37,991
Property and equipment, net	536	322
Other assets	3,644	8,185
Total assets	$41,566	$46,498

Total liabilities	$7,234	$10,278
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
For the three and nine months ended October 31, 2025, the Company recorded income tax expense of $1.8 million and $6.6 million on pretax loss of $7.0 million and $48.5 million, respectively. The income tax expense for the three and nine months ended October 31, 2025 was primarily related to the Company’s foreign operations.
For the three and nine months ended October 31, 2024, the Company recorded income tax benefit of $39.2 million and $65.3 million on a pretax loss of $11.3 million and $80.8 million, respectively. The income tax benefit for the three and nine months ended October 31, 2024 was primarily related to the conclusion of negotiations relating to Bilateral Advance Pricing Agreements (“BAPA”) with the U.S. Internal Revenue Service (“IRS”) and Dutch Tax Authority (“DTA”).
The Company executed the BAPA agreements with the IRS and the DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and the DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V., the Company’s Netherlands subsidiary. Pursuant to the terms in the BAPA, the Company has filed amended returns for the 2018 through 2023 fiscal years.
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
As of October 31, 2025, unrecognized tax benefits were $30.2 million, of which $10.4 million would affect the effective tax rate if recognized. As of January 31, 2025, the unrecognized tax benefits were $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $6.6 million as of October 31, 2025 and $5.3 million as of January 31, 2025, respectively.

As of October 31, 2025, the Company’s U.S. federal 2018 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2018 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
12. Net Income (Loss) per Share
The following table sets forth basic and diluted income (loss) per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to GitLab	$(8,276)	$29,103	$(53,359)	$(13,218)

Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	167,407	161,317	165,965	159,756
Effect of dilutive securities:
Stock options	—	4,897	—	—
RSUs	—	1,102	—	—
ESPP	—	98	—	—
Common stock in connection with business combination	—	22	—	—
Weighted-average shares used to compute net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	167,407	167,436	165,965	159,756
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, basic	$(0.05)	$0.18	$(0.32)	$(0.08)
Net income (loss) per share attributable to GitLab Class A and Class B common stockholders, diluted	$(0.05)	$0.17	$(0.32)	$(0.08)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	October 31, 2025	October 31, 2024
Shares subject to outstanding common stock options	4,620	—
Unvested restricted stock in connection with business combination	—	2
Unvested RSUs and PSUs	9,344	6,377
Shares subject to the ESPP	133	219
Total	14,097	6,598
13. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations of $242.6 million as of October 31, 2025, represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements. During the nine months ended October 31, 2025, we entered into two new cloud infrastructure agreements. The first is a five-year agreement with $130 million in total minimum commitments, with annual amounts ranging from $17.3 million to $36.3 million. The second is a one-year contract with $42.5 million in annual minimum commitments.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of October 31, 2025 and January 31, 2025, the estimated liability relating to these matters was $1.6 million and $1.4 million recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming the Company and certain of its officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s use of AI features and ability to monetize the Company’s AI capabilities that artificially inflated the Company’s stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted the Company’s motion to dismiss with leave for the Plaintiff to amend and refile a third amended complaint. On September 8, 2025, the Plaintiff filed a stipulation stating that he had decided not to file an amended complaint or to appeal the motion to dismiss order, and asked the Court to dismiss his claims with prejudice and enter final judgment in favor of the defendants.
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
Based on the preliminary nature of the proceedings in these derivative actions, the outcomes remain uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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

14. Subsequent Event
On November 25, 2025, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with Kilo Code, Inc. (“Kilo”), an affiliate of Sytse Sijbrandij, the executive chair of the Company’s Board of Directors. The Company's Audit Committee reviewed and approved the Agreement.
The Agreement grants the Company a right of first refusal, for certain cash consideration, if Kilo receives a bona fide third-party acquisition proposal that it intends to accept or negotiate exclusively before August 24, 2026. The Company has 10 business days after receiving the offer to exercise its right to pursue the transaction on substantially matching terms. If the Company declines, Kilo may proceed with the third party.

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
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The DevSecOps platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The DevSecOps platform every month and, as of October 31, 2025, had done so for the last 169 months. We intend to continue releasing new software on a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The DevSecOps platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a DevSecOps platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 10,475 as of October 31, 2025 from 9,519 as of October 31, 2024, an increase of 10% and our $100,000 ARR customers increased to 1,405 as of October 31, 2025 from 1,144 as of October 31, 2024, an increase of 23%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.

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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The DevSecOps platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of October 31, 2025 and 2024, our Dollar-Based Net Retention Rate was 119% and 124%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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

	As of October 31,
	2025	2024
Dollar-Based Net Retention Rate	119%	124%
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

	As of October 31,
	2025	2024
$100,000 ARR customers	1,405	1,144
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our allocated cloud infrastructure expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs incurred on acquisition of an initial contract are capitalized and amortized over an estimated period of benefit of three years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal. However, prorated costs for sales commissions that are incremental to obtain a self-managed license contract are expensed immediately.
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
Other income (expense), net consists primarily of foreign currency transaction gains and losses and indirect tax credit expense related to the JiHu formation.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription—self-managed and SaaS	$223,262	$175,257	$630,427	$489,617
License—self-managed and other	21,091	20,790	64,395	58,201
Total revenue	244,353	196,047	694,822	547,818
Cost of revenue:(1)
Subscription—self-managed and SaaS	25,184	17,170	66,205	47,639
License—self-managed and other	7,037	4,955	19,556	14,632
Total cost of revenue	32,221	22,125	85,761	62,271
Gross profit	212,132	173,922	609,061	485,547
Operating expenses:
Sales and marketing(1)	104,974	95,340	322,144	285,542
Research and development(1)	68,715	61,354	205,613	176,767
General and administrative(1)	50,799	45,960	146,621	146,615
Total operating expenses	224,488	202,654	674,378	608,924
Loss from operations	(12,356)	(28,732)	(65,317)	(123,377)
Interest income	11,704	12,586	34,077	37,443
Other income (expense), net	(6,334)	4,799	(17,216)	5,170
Loss before income taxes	(6,986)	(11,347)	(48,456)	(80,764)
Provision for (benefit from) income taxes	1,811	(39,152)	6,595	(65,330)
Net income (loss)	$(8,797)	$27,805	$(55,051)	$(15,434)
Net loss attributable to noncontrolling interest(2)	(521)	(1,298)	(1,692)	(2,216)
Net income (loss) attributable to GitLab	$(8,276)	$29,103	$(53,359)	$(13,218)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of revenue	$2,300	$1,993	$6,490	$5,924
Sales and marketing	17,354	17,012	59,395	54,290
Research and development	15,560	14,384	49,029	42,834
General and administrative	16,468	14,653	46,879	36,215
Total stock-based compensation expense	$51,682	$48,042	$161,793	$139,263

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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

Revenue	100%	100%	100%	100%
Cost of revenue	13	11	12	11
Gross profit	87	89	88	89
Operating expenses:
Sales and marketing	43	49	46	52
Research and development	28	31	30	32
General and administrative	21	23	21	27
Total operating expenses	92	103	97	111
Loss from operations	(5)	(15)	(9)	(23)
Interest income	5	6	5	7
Other income (expense), net	(3)	2	(2)	1
Loss before income taxes	(3)	(6)	(7)	(15)
Provision for (benefit from) income taxes	1	(20)	1	(12)
Net income (loss)	(4)%	14%	(8)%	(3)%
Net loss attributable to noncontrolling interest	—%	(1)%	—%	—%
Net income (loss) attributable to GitLab	(3)%	15%	(8)%	(2)%
Comparison of the Three and Nine Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$223,262	$175,257	$48,005	27%	$630,427	$489,617	$140,810	29%
License—self-managed and other	21,091	20,790	301	1	64,395	58,201	6,194	11
Total revenue	$244,353	$196,047	$48,306	25%	$694,822	$547,818	$147,004	27%
Revenue increased $48.3 million, or 25%, to $244.4 million for the three months ended October 31, 2025 from $196.0 million for the three months ended October 31, 2024. Revenue increased $147.0 million, or 27%, to $694.8 million for the nine months ended October 31, 2025 from $547.8 million for the nine months ended October 31, 2024. The increase was primarily due to the ongoing demand for The DevSecOps platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of October 31, 2025 and 2024, our expansion is reflected by our Dollar-Based Net Retention Rate being 119% and 124%, respectively. We had 1,405 customers with ARR over $100,000 as of October 31, 2025, increasing from 1,144 customers with ARR over $100,000 as of October 31, 2024.
Revenue attributed to our variable interest entity, JiHu, was $2.3 million and $1.9 million for the three months ended October 31, 2025 and 2024, respectively, and $6.4 million and $5.3 million for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$32,221	$22,125	$10,096	46%	$85,761	$62,271	$23,490	38%
Gross profit	212,132	173,922	38,210	22	609,061	485,547	123,514	25
Gross margin	87%	89%		(2)%	88%	89%		(1)%
Cost of revenue increased by $10.1 million, to $32.2 million for the three months ended October 31, 2025 from $22.1 million for the three months ended October 31, 2024, primarily due to an increase of $5.7 million in hosting expenses for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $2.2 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $1.6 million in fees associated with professional services revenue delivery and an increase of $0.5 million of marketplace transaction processing fees. Gross margin decreased by 2% at 87% for the three months ended October 31, 2025 compared to 89% for the three months ended October 31, 2024.
Cost of revenue increased by $23.5 million, to $85.8 million for the nine months ended October 31, 2025 from $62.3 million for the nine months ended October 31, 2024, primarily due to an increase of $12.1 million in third-party hosting costs for increased SaaS and cloud usage. The remaining change was primarily attributable to an increase of $4.7 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $3.3 million in fees associated with professional services revenue delivery, and an increase of $1.8 million of marketplace transaction processing fees. Gross margin decreased by 1% to 88% for the nine months ended October 31, 2025 compared to 89% for the nine months ended October 31, 2024.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million for each of the three months ended October 31, 2025 and 2024, and $1.4 million and $1.5 million for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$104,974	$95,340	$9,634	10%	$322,144	$285,542	$36,602	13%
Sales and marketing expenses increased by $9.6 million, to $105.0 million for the three months ended October 31, 2025 from $95.3 million for the three months ended October 31, 2024, primarily due to an increase of $6.6 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $0.3 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $0.8 million in sales commissions expense. The remaining change was primarily attributed to an increase of $1.6 million in hosting expenses.
Sales and marketing expenses increased by $36.6 million, to $322.1 million for the nine months ended October 31, 2025 from $285.5 million for the nine months ended October 31, 2024, primarily due to an increase of $28.7 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $5.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $5.8 million in sales commissions expense. The remaining change was primarily attributed to an increase of $4.3 million in hosting expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.7 million and $1.8 million for the three months ended October 31, 2025 and 2024, respectively, and $4.7 million and $4.9 million for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$68,715	$61,354	$7,361	12%	$205,613	$176,767	$28,846	16%
Research and development expenses increased by $7.4 million, to $68.7 million for the three months ended October 31, 2025 from $61.4 million for the three months ended October 31, 2024, primarily due to an increase of $5.4 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $1.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributed to an increase of $1.9 million in hosting expenses.
Research and development expenses increased by $28.8 million, to $205.6 million for the nine months ended October 31, 2025 from $176.8 million for the nine months ended October 31, 2024, primarily due to an increase of $22.9 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $6.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributed to an increase of $5.2 million in hosting expenses.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.5 million and $0.6 million for the three months ended October 31, 2025 and 2024, respectively, and $0.7 million and $1.0 million for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$50,799	$45,960	$4,839	11%	$146,621	$146,615	$6	—%
General and administrative expenses increased by $4.8 million, to $50.8 million for the three months ended October 31, 2025 from $46.0 million for the three months ended October 31, 2024, primarily driven by an increase of $5.7 million in personnel-related expenses, driven by an increase in our average general and administrative headcount and an increase of $1.8 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). This was partially offset by a decrease of $1.0 million in charitable donation of common stock.
General and administrative expenses were $146.6 million for both the nine months ended October 31, 2025 and 2024. This reflects a decrease of $15.4 million in expense related to our in-person company-wide event that took place in the nine months ended October 31, 2024, a decrease from the prior year $3.8 million expense related to fair value remeasurement of acquisition-related contingent consideration and a decrease of $3.4 million in charitable donations of common stock. This was offset by an increase of $18.0 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $10.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $3.0 million in consulting and software expense.
General and administrative expenses attributed to our variable interest entity, JiHu, were $1.3 million and $1.6 million for the three months ended October 31, 2025 and 2024, respectively, and $4.3 million and $3.4 million for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$2,300	$1,993	$307	15%	$6,490	$5,924	$566	10%
Sales and marketing	17,354	17,012	342	2	59,395	54,290	5,105	9
Research and development	15,560	14,384	1,176	8	49,029	42,834	6,195	14
General and administrative	16,468	14,653	1,815	12	46,879	36,215	10,664	29
Total stock-based compensation expense	$51,682	$48,042	$3,640	8%	$161,793	$139,263	$22,530	16%
Stock-based compensation expense increased by $3.6 million, to $51.7 million for the three months ended October 31, 2025 from $48.0 million for the three months ended October 31, 2024, primarily due to an increase of $4.1 million of expense from RSUs, partially offset by a $1.0 million decrease in PSUs.
Stock-based compensation expense increased by $22.5 million, to $161.8 million for the nine months ended October 31, 2025 from $139.3 million for the nine months ended October 31, 2024, primarily due to an increase of $19.3 million of expense from RSUs and $3.2 million related to stock options.
Stock-based compensation attributed to our variable interest entity, JiHu, were $0.7 million net expense and $1.0 million expense for the three months ended October 31, 2025 and 2024, respectively, and $1.4 million net expense and $0.8 million net expense for the nine months ended October 31, 2025 and 2024, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$11,704	$12,586	$(882)	(7)%	$34,077	$37,443	$(3,366)	(9)%

Foreign exchange gains (losses), net	(2,362)	5,074	(7,436)	(147)	(13,433)	5,556	(18,989)	(342)
Other expense, net	(3,972)	(275)	(3,697)	1,344	(3,783)	(386)	(3,397)	880
Total other income (expense), net	$(6,334)	$4,799	$(11,133)	(232)%	$(17,216)	$5,170	$(22,386)	(433)%

Interest income decreased for the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024, primarily due to income earned from our cash, cash equivalents and short-term investments as a result of lower interest rates during the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024.
Foreign exchange losses increased for the three and nine months ended October 31, 2025 compared to the three and nine months ended October 31, 2024 primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities.
Other expense, net for the three and nine months ended October 31, 2025 includes a $3.5 million indirect tax credit expense related to the JiHu formation, reflecting a change in accounting estimate.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,811	$(39,152)	$40,963	(104.6)%	$6,595	$(65,330)	$71,925	(110.1)%
Effective tax rate	(28.0)%	389.6%	(417.6)%		(14.1)%	83.2%	(97.3)%
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
Our effective tax rate decreased by approximately 417.6% for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024. A tax expense is expressed as a negative rate because of our pretax loss. The increase in tax expense from 2024 to 2025 in the same three month period was primarily due to the tax benefit recorded in the three months ended October 31, 2024 related to the BAPA negotiations between the United States and Dutch tax authorities, and the Company’s recurring foreign operations.
Our effective tax rate decreased by approximately 97.3% for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024. A tax expense is expressed as a negative rate because of our pretax loss. The increase in tax expense from 2024 to 2025 for the same nine month period was primarily due to the tax benefit recorded in the nine months ended October 31, 2024 related to the BAPA negotiations between the United States and Dutch tax authorities, and the Company’s recurring foreign operations.
Our effective tax rate for the three and nine months ended October 31, 2025 was different than the U.S. federal statutory tax rate of 21%, primarily due to the Company’s foreign and domestic operations and losses not benefited.
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
As of October 31, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1.2 billion and $992.4 million, respectively, which were held for working capital and strategic investment purposes. As of October 31, 2025, cash and cash equivalents consist of cash in banks, money markets funds, treasuries, and commercial paper, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31, 2025
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$187,099	$(127,193)
Net cash used in investing activities	$(214,243)	$(8,553)
Net cash provided by financing activities	$23,332	$20,927
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive and negative cash flows for the nine months ended October 31, 2025 and 2024 from operating activities, respectively.

Cash provided by operating activities during the nine months ended October 31, 2025 was $187.1 million, primarily consisting of our net loss of $55.1 million, adjusted for non-cash items of $222.9 million (mainly attributable to stock-based compensation expense of $161.8 million and amortization of deferred contract acquisition costs, net of $40.7 million), and net cash inflows of $19.2 million provided by changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease of accounts receivable of $46.3 million, the increase in deferred revenue of $17.5 million and the increase in accrued expenses and other liabilities of $1.9 million, partially offset by the decrease in deferred contract acquisition costs of $36.3 million and the decrease in accrued compensation and related expenses of $7.9 million. These changes primarily reflect improved operational performance with successful collections driving lower accounts receivable, higher accrued expenses for research and development spending, ongoing customer subscription growth contributing to increased deferred revenue, and the seasonal payment of prior period sales commissions and bonuses impacting accrued compensation balances.
Cash used in operating activities during the nine months ended October 31, 2024 was $127.2 million, primarily consisting of our net loss of $15.4 million, adjusted for non-cash items of $178.2 million (mainly attributable to stock-based compensation expense of $139.3 million and amortization of deferred contract acquisition costs, net of $35.7 million), and net cash outflows of $290.0 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase of accounts receivable of $31.7 million, the increase in deferred contract acquisition costs of $35.7 million, the decrease in accrued expenses and other liabilities of $240.6 million (mainly attributable to $187.7 million for the BAPA payment), the decrease in accrued compensation and related expenses of $8.8 million, and the decrease in other non-current liabilities of $11.1 million, partially offset by the decrease in prepaid expenses and other current assets of $2.5 million, and the increase in deferred revenue of $34.5 million.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2025 was $214.2 million, primarily consisting of $207.4 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $6.9 million in additions to property and equipment.
Cash used in investing activities during the nine months ended October 31, 2024 was $8.6 million, primarily consisting of $21.5 million in proceeds from maturities, net of purchases of short-term investments, partially offset by a $20.2 million payment for a business combination, net of cash acquired, a $7.7 million payment for an asset acquisition, and $2.6 million in additions to property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2025 was $23.3 million, attributable to $15.5 million proceeds from the issuance of common stock upon stock options exercises and $8.4 million of proceeds from the issuance of common stock under the ESPP, partially offset by $0.5 million of payments for taxes related to net share settlement of equity awards.
Cash provided by financing activities during the nine months ended October 31, 2024 was $20.9 million, attributable to $17.9 million proceeds from the issuance of common stock upon stock options exercises, and $7.9 million of proceeds from the issuance of common stock under the ESPP, partially offset by $4.9 million of settlement of acquisition related contingent cash consideration.

Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for additions to property and equipment, plus any non-recurring income tax payments related to the BAPA or minus any non-recurring income tax refunds related to the BAPA, plus any non-recurring payments related to the formation of JiHu. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in additions to property and equipment, any non-recurring income tax payments or refunds related to the BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Computation of adjusted free cash flow (1)
GAAP net cash provided by (used in) operating activities	$31,428	$(177,028)	$187,099	$(127,193)
Less: Additions to property and equipment	(3,038)	(1,057)	(6,854)	(2,608)
Add: Income tax payments (refunds) related to BAPA	(1,146)	187,735	(2,451)	187,735
Non-GAAP adjusted free cash flow	$27,244	$9,650	$177,794	$57,934
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
Interest Rate Risk
As of October 31, 2025 and January 31, 2025, we had $1.2 billion and $992.4 million of cash, cash equivalents, and short-term investments, respectively. As of October 31, 2025 and January 31, 2025, our cash equivalents and short-term investments of $1.1 billion and $898.3 million, respectively, mainly consist of money market funds, treasuries, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 31, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $7.0 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 8 months as of October 31, 2025.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of October 31, 2025, we have $59.1 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of October 31, 2025, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of October 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff seeks, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted our motion to dismiss with leave for the Plaintiff to amend and refile a third amended complaint. On September 8, 2025, the Plaintiff filed a stipulation stating that he had decided not to file an amended complaint or to appeal the motion to dismiss order, and asked the Court to dismiss his claims with prejudice and enter final judgment in favor of the defendants.
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
Based on the preliminary nature of the proceedings in these derivative actions, the outcomes remain uncertain and we cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 10,475 as of October 31, 2025 from 9,519 as of October 31, 2024. The growth and expansion of our business places a continuous strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the nine months ended October 31, 2025 and 2024 was $694.8 million and $547.8 million, respectively, representing a growth rate of 27%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.
Further, in future periods, our revenue could decline or our revenue growth rate could slow. Many factors may contribute to this decline, including changes to technology, our plans to introduce usage billing models, increased competition, slowing demand for The DevSecOps platform, the maturation of our business, a failure by us to continue capitalizing on growth opportunities, our failure, for any reason, to continue to take advantage of growth opportunities and a global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected.
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
Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth and our plans to introduce usage billing models. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability on a consistent basis. If we cannot achieve and sustain profitability, our business, financial condition, and operating results may be adversely affected.
We have incurred losses in each year since our inception, including net losses of approximately $425.7 million, $6.3 million and $53.4 million in fiscal year 2024, 2025 and nine months ended October 31, 2025, respectively. As of October 31, 2025, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
•loss of customer data;
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
Because of the nature and importance of the data that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, and/or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including: customers’ inability to access the internet, customers’ inappropriate use of our software, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain events. If a customer’s internet service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, interruption or disruption, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of ours or our customers’ data hosted on our system.
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
Because the market for our services is relatively new and rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
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
In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and down-tiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases we have implemented in the past, the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
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
•general economic, industry and market conditions, in both domestic and our foreign markets, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, the potential effects of health pandemics or epidemics and other global events, including the impacts of the U.S. presidential election and ongoing armed conflicts in different regions of the world;
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
As our product offerings and the markets for our services mature, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, some customers may demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or adjust existing products or packaging, or provide more features without corresponding increases in price, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
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
The GDPR and U.K. GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Legal developments in the E.U. have resulted in complexity and uncertainty regarding such transfers. For example, the European Court of Justice, or the CJEU, has previously advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) are not alone sufficient to protect data transferred to the United States or other countries not deemed adequate and the current E.U.-U.S. Data Privacy Framework, or the DPF, which permits certified U.S.-based organizations to receive transfers of personal data from the E.E.A. and the U.K, has previously been subject to proposed legal challenges before the CJEU. Thus, the Standard Contractual Clauses remain an important data transfer mechanism for transfers to countries outside of the E.E.A. and the U.K., but the use of Standard Contractual Clauses must still be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board has also issued a decision imposing higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers and the CJEU has stated that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, supervisory authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated that the transfer of data to the United States using certain analytics tools is illegal. While these decisions related specifically to analytics tools and may be inapplicable to organizations certified under the DPF, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the United States. We will continue to monitor this situation, and evaluate and utilize, where appropriate, all data transfer mechanisms available to us, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the United States, or impact the manner in which we provide our services, which could adversely affect our business. In addition, if participation in the DPF is deemed appropriate, then we would be required to update documentation and processes, which may result in further compliance costs.
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
One of our competitive advantages is our ability to provide users of our products and services with access to an abundance of useful, efficient, high-quality code which in turn depends on the quality and volume of code contributed by our open source contributors.
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is an important reason why users visit GitLab. In furtherance of the foregoing competitive advantages and access, we seek to foster a broad and engaged contributor community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If contributors, including influential contributors, do not continue to contribute code, our customer base and contributor engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The DevSecOps platform, the size of our customer base and contributor engagement may decline. If there is a decline in the number of contributors, customer or contributor growth rate or engagement, including as a result of the loss of influential contributors and companies who provide innovative code on GitLab, paying customers of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
Seasonality may cause fluctuations in our sales and results of operations.
Historically, we have experienced seasonality in new customer contracts, as we typically enter into a higher percentage of subscription agreements with new customers and renewals with existing customers in the last two fiscal quarters of each year. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers, along with variables outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. We expect that this seasonality, which can itself at times be unpredictable, will continue to affect our bookings, deferred revenue, and our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact from a prospective customer to contractually committing to our paid subscriptions can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers, the timing of our customers’ decisions to make a purchase, greater deal scrutiny by our customers, changes our customers experienced, or may experience, in their businesses, and other variables some of which are outside of our and our customers’ control, such as macroeconomic and general economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector. Our results of operations depend in part on sales to new large customers and increasing sales to existing customers. As a result, in particular, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our Class A common stock to decline.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of October 31, 2025, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the company in the quarter ended October 31, 2025.
(b) Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
William Staples 10b5-1 Plan
On September 25, 2025, William Staples, the Company’s Chief Executive Officer, entered into a new pre-arranged written stock purchase plan in accordance with Rule 10b5-1 (the “Staples Rule 10b5-1 Plan”) for the purchase of shares of the Company’s Class A common stock. The Staples Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Staples Rule 10b5-1 Plan provides for the potential purchase of up to $125,000 of shares of the Company’s Class A common stock between December 31, 2025 and October 16, 2026, subject to conditions set forth in the Staples Rule 10b5-1 Plan, and so long as the market price of the Company’s Class A common stock is below certain threshold prices specified in the Staples Rule 10b5-1 Plan.
The Staples Rule 10b5-1 Plan includes a representation from Mr. Staples to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Staples Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Staples Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Staples Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Staples was unaware, or with respect to any material nonpublic information acquired by Mr. Staples or the Company after the date of the representation.
Robin Schulman 10b5-1 Plan
On October 1, 2025, Robin Schulman, the Company’s Chief Legal Officer, Head of Corporate Affairs, and Corporate Secretary, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Schulman Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock, including such shares resulting from the vesting and settlement of restricted stock units and from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options. The Schulman Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The aggregate number of shares of Class A common stock that will be available for sale under the Schulman Rule 10b5-1 Plan is not yet determinable because the shares available will be net of certain shares sold under Ms. Schulman’s prior pre-arranged written stock sale plan entered into on October 1, 2024 (the “Prior Shulman Rule 10b5-1 Plan”) and net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 411,886 shares, which reflects shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options, the maximum number of shares of Class A common stock held by Ms. Schulman that may be sold under the plan, without excluding certain shares that may be sold under the Prior Shulman Rule 10b5-1 Plan, and the maximum number of shares underlying Ms. Schulman’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations, in each case so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Schulman Rule 10b5-1 Plan between January 2, 2026 and December 31, 2026.

The Schulman Rule 10b5-1 Plan includes a representation from Ms. Schulman to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Schulman Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Schulman Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Schulman Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Schulman was unaware, or with respect to any material nonpublic information acquired by Ms. Schulman or the Company after the date of the representation.
James Shen 10b5-1 Plan
On October 1, 2025, James Shen, the Company’s Interim Chief Financial Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Shen Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock, including such shares resulting from the vesting and settlement of restricted stock units and from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options. The Shen Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The aggregate number of shares of Class A common stock that will be available for sale under the Shen Rule 10b5-1 Plan is not yet determinable because the shares available will be net of certain shares sold under Mr. Shen’s prior pre-arranged written stock sale plan entered into on December 23, 2024 (the “Prior Shen Rule 10b5-1 Plan”) and net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 36,454 shares, which reflects shares of the Company’s Class A common stock resulting from the exercise of vested stock options for shares of the Company’s Class B common stock and subsequent conversion to Class A common stock prior to consummating any sale in connection with the exercise of vested stock options, the maximum number of shares of Class A common stock held by Mr. Shen that may be sold under the plan, without excluding certain shares that may be sold under the Prior Shulman Rule 10b5-1 Plan, and the maximum number of shares underlying Mr. Shen’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations, in each case so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Shen Rule 10b5-1 Plan between December 31, 2025 and March 12, 2027.
The Shen Rule 10b5-1 Plan includes a representation from Mr. Shen to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Shen Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Shen Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Shen Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Shen was unaware, or with respect to any material nonpublic information acquired by Mr. Shen or the Company after the date of the representation.
Once executed, transactions under each of the Staples Rule 10b5-1 Plan, Schulman Rule 10b5-1 Plan and the Shen Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Staples, Ms. Schulman, Mr. Shen or other officers or directors of the Company.

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

GITLAB INC.
Date: December 2, 2025
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: December 2, 2025
	By:	/s/ James Shen
Name: James Shen
Title: Interim Chief Financial Officer
Date: December 2, 2025
	By:	/s/ Simon Mundy
Name: Simon Mundy
Title: Chief Accounting Officer