Form 10-K
period 2026-01-31
Gitlab Inc.
filed 2026-03-17
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $43.81 per share on July 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Stock Market on such date was approximately $6,367.4 million.
As of March 3, 2026, the number of shares of the registrant’s Class A common stock outstanding was 153.4 million and the number of shares of the registrant’s Class B common stock outstanding was 16.7 million.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026 and is incorporated by reference into Part III of this Report.
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
•market acceptance of our intelligent orchestration platform for DevSecOps and our ability to increase adoption of such platform;
•beliefs and objectives for future operations;
•our ability to further penetrate our existing customer base and attract, retain, and expand our customer base;
•our ability to timely and effectively scale and adapt our intelligent orchestration platform for DevSecOps;
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
•The market for our services is rapidly evolving with uncertain growth expectations which would adversely affect our future results and the trading price of our Class A common stock.
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

PART I
ITEM 1. BUSINESS
Overview
GitLab is the intelligent orchestration platform for DevSecOps, where software teams and their Artificial Intelligence (“AI”) agents stay in flow to ship software faster. Built with a unified data model, our platform brings together development, operations, Information Technology (“IT”), security, and business teams across the entire software development lifecycle to deliver better, more secure software faster.
AI has accelerated individual coding, but teams lose momentum coordinating across planning, testing, security, deployment, and operations. Fragmented toolchains and tool-specific AI agents create bottlenecks that slow software delivery. GitLab's intelligent orchestration helps solve this by enabling teams to orchestrate AI agents to execute tasks autonomously across the software lifecycle while maintaining quality, security, and speed.
GitLab accelerates customer innovation by reducing software development cycles from weeks to minutes. The platform eliminates the need for point tools, increases productivity, and embeds security into development workflows with automated enforcement to improve software security, quality, and compliance while enabling faster delivery.
We serve teams of all sizes, scopes, and complexities. As a result, we have more than 50 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers1. We define our active customers as those with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. A single organization with separate subsidiaries, segments, or divisions that uses our platform is considered a single customer for determining ARR.
GitLab is the only intelligent orchestration platform for DevSecOps built on an open-core business model. Any customer or contributor can add or enhance functionality by contributing code to the core product or extending our Continuous Integration (“CI”)/Continuous Delivery (“CD”) Catalog and AI Catalog. In calendar year 2025, users contributed more than 6,500 merge requests, extending our in-house research and development (“R&D”) and empowering our users to improve the DevSecOps solution they use daily. Our open-core approach builds trust with our customers and enables us to maintain our high velocity of innovation. We make our strategy, direction, and product roadmap publicly available.
GitLab offers flexible deployment options. Customers can install self-managed GitLab instances in their own on-premises or hybrid cloud environments, use our fully managed SaaS offering in public or private clouds, or deploy GitLab Dedicated, our single-tenant SaaS solution for organizations with complex security and compliance requirements.
Our business has experienced rapid growth. We generated revenue of $955.2 million and $759.2 million in fiscal year 2026 and fiscal year 2025, respectively, representing growth of 26%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. The net loss attributable to GitLab was $56.0 million and $6.3 million in fiscal year 2026 and fiscal year 2025, respectively. Our operating cash flow margin, which we define as operating cash flows as a percentage of revenue, was 24% and (8)% for fiscal year 2026 and fiscal year 2025, respectively. Our gross profit margin was 87% and 89% for fiscal year 2026 and fiscal year 2025, respectively.
1Fortune 500® is a registered trademark of Fortune Media IP Limited, used under license. Claim based on GitLab data. Fortune 100 refers to the top 20% ranked companies in the 2025 Fortune 500 list, published in June 2025. Fortune and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of GitLab.

GitLab and the Evolution of Software Development for the AI Era
From DevOps to DevSecOps to Intelligent Orchestration
DevOps combines software development and IT operations to shorten development cycles and enable rapid, continuous software delivery. GitLab pioneered the DevSecOps platform, replacing "do it yourself" with a single platform spanning the entire software development lifecycle. Today, GitLab is an intelligent orchestration platform built on three foundational pillars, where software teams and their AI agents work together seamlessly:
•Workflows: Teams and AI agents working together. GitLab enables teams to orchestrate multiple AI agents that work in parallel across teams and projects on complex tasks spanning the entire software development lifecycle, with teams defining the rules and guardrails that guide agent behavior.
•Context: Unified data and intelligence across the lifecycle. GitLab's unified data model provides complete context across the entire software lifecycle—code, project requirements, change history, security implications, deployment constraints, and operational feedback—with our knowledge graph, GitLab Orbit, indexing repositories and metadata to enable workflows that span multiple stages without context switching or integration overhead.
•Guardrails: Governance and Compliance Built Into Flow. GitLab embeds security and compliance directly into agent workflows with policy-driven enforcement, automatic audit trails through Agent Sessions that capture agent reasoning and actions, and complete artifact traceability, enabling organizations to maintain compliance without sacrificing development velocity.
The GitLab Platform
GitLab's intelligent orchestration platform for DevSecOps is built on a single codebase with a unified data model and user interface. The platform provides a comprehensive understanding of everything required to deliver software, project plans, code, security scans, compliance checks, and deployment configurations. GitLab is purpose-built to address the entire software development lifecycle.
Platform Capabilities and Benefits
Our platform offers the following capabilities and benefits:
•Unified data model provides complete lifecycle context. GitLab’s unified data model, enhanced by GitLab Orbit, provides complete context across projects, code, dependencies, security, compliance, testing, and deployment, enabling workflows to span multiple stages without context switching or integration overhead.
•Built-in security and compliance. GitLab embeds security directly into workflows with comprehensive security testing running continuously throughout workflow execution, enabling organizations to shift security earlier in development without sacrificing velocity and to meet enterprise compliance requirements with granular permissions, auditing, and policy controls.
•Flexible deployment with enterprise guardrails. Organizations can deploy GitLab in any environment that meets their security, compliance, and infrastructure requirements. Our platform runs seamlessly whether fully managed as SaaS, self-managed in cloud or on-premises environments, or as single-tenant dedicated instances, enabling customers to maintain full control over their data, workflows, and security policies.
•GitLab Service Level Agreement (“SLA”) for SaaS Deployments. GitLab commits to a Monthly Uptime Percentage of at least 99.9% during each calendar month. GitLab features and services covered under this SLA include Issues and Merge Requests, Git Operations (push, pull, clone via HTTPS and SSH), Container Registry operations, Package Registry operations, and API Requests (limited to the features and services otherwise available under the SLA).
•Open Core Platform for Ecosystem Innovation. GitLab’s open-core model allows customers and contributors to extend platform functionality, accelerating innovation velocity beyond internal R&D team capabilities while building trust through transparency and enabling customization for specific needs.
•Innovation Through Iteration and Community Engagement. GitLab has released a new version of our software every month for 172 months in a row as of January 31, 2026, supported by over 5,200 contributors in our global open source community. GitLab team members also use the platform to power our own DevSecOps lifecycle, creating a feedback loop that continuously improves the platform.
GitLab Duo Agent Platform
GitLab Duo Agent Platform enables intelligent orchestration of teams and AI agents across the software lifecycle. With Duo Agent Platform, teams orchestrate AI agents that execute tasks autonomously across planning, development, security, and deployment. This eliminates the need for manual handoffs between software lifecycle stages that slow delivery in fragmented toolchains. Teams maintain control and visibility while AI agents handle repetitive tasks, enabling continuous execution across multiple projects and releases simultaneously. GitLab Duo Agent Platform embodies our three-pillar architecture for intelligent orchestration, combining collaborative workflows between teams and agents, comprehensive lifecycle context, and enterprise governance to transform how organizations deliver software.
Generally available in January 2026, GitLab Duo Agent Platform combines conversational AI assistance, purpose-built agents for specialized tasks, workflow automation, and enterprise controls, giving organizations the flexibility to deploy and govern AI across their development lifecycle.
GitLab Plans, Pricing, and Deployment Options
GitLab is used globally by teams of all sizes across a broad range of industries, including financial services, technology, healthcare, government, telecommunications, and manufacturing. Organizations in highly regulated sectors, in particular, value our built-in security, compliance controls, and flexible deployment options that meet strict data residency and governance requirements.
Plans
We offer three subscription tiers that serve organizations from individual developers to large enterprises:
•Free tier eliminates barriers to entry for individual developers and offers trials of advanced features.
•Premium tier serves scaling organizations seeking enhanced productivity and collaboration.
•Ultimate tier includes all Premium capabilities, plus advanced application and supply chain security, centralized compliance reporting, and policy controls.
Pricing
GitLab's pricing model is designed to meet the needs of organizations at different stages of their DevSecOps maturity and scale. We offer both seat-based and usage-based pricing to align costs with customer value realization and deployment patterns.
Seat-based pricing applies to our core DevSecOps platform capabilities and scales predictably as teams grow. This model provides unlimited access to platform features within each tier (Free, Premium, Ultimate) based on the number of licensed users.

Usage-based pricing (GitLab Credits) applies specifically to GitLab Duo Agent Platform capabilities. As AI agent activity varies significantly based on project complexity, team workflows, and automation levels, customers can choose between on-demand credits that align costs directly with consumption, or monthly commitment pools with shared credit allocation across teams. Credits provide transparency into AI costs and enable teams to scale agent usage aligned with business value.
This multi-model approach allows customers to adopt GitLab incrementally, starting with platform capabilities that scale with headcount, then adding AI capabilities that match their specific usage patterns and automation maturity.
•AI Add-on Subscriptions are available for customers seeking predictable, seat-based access to AI-powered developer productivity tools:
◦GitLab Duo Pro includes AI-powered code completion, generation, chat, explanation, refactoring, and test generation. Available for Premium and Ultimate customers as a seat-based pricing model.
◦GitLab Duo Enterprise includes all Duo Pro capabilities plus security vulnerability analysis, pipeline root cause analysis, summarization tools, and self-hosted model options. Available for Premium and Ultimate customers as a seat-based pricing model.
•Enterprise Agile Planning Add-On available to Ultimate customers.
Deployment Options
•GitLab.com (Cloud-Hosted): Cloud-hosted by GitLab with instant setup, fully managed infrastructure with automatic updates and maintenance. Ideal for teams that want to focus on development without infrastructure management.
•Self-Managed: Customers deploy GitLab on their own infrastructure for maximum control and customization, with full control over data, security policies, and infrastructure configuration. Ideal for organizations with specific compliance, security, or infrastructure requirements.
•Dedicated: Fully managed by GitLab with data isolation, residency, and protection. Includes Dedicated for Government with FedRAMP compliance. Ideal for enterprises and organizations in highly regulated industries requiring data isolation, specific geographic requirements, or government compliance.
Customer Outcomes and Business Impact
•Lower total cost of ownership for software delivery. GitLab’s unique DevSecOps platform approach enables customers to consolidate multiple point solutions into a single platform, reducing licensing, integration, and operational overhead. Based on a 2024 study conducted by Forrester Consulting, commissioned by GitLab, the cost savings and business benefits achievable by deploying GitLab to revenue-generating applications can enable customers to deliver a 483% return on investment within three years of deployment, and a potential payback period of under six months2.
•Faster time to market at enterprise scale. GitLab customers see up to 15x faster time to first release, accelerating release cycles from months to days and enabling faster response to customer and market demands.
•Improved security and risk posture without slowing development. GitLab’s integrated security and policy enforcement enables customers to identify and remediate vulnerabilities earlier in the lifecycle, reducing downstream risk and operational disruption.

•Audit-ready governance across the software development lifecycle. GitLab’s intelligent orchestration helps eliminate fragmented tools that create blind spots. Teams can automatically log, track, and trace work across planning, development, security, and operations, giving audit and compliance teams the visibility they need while reducing manual effort across the organization.
•Measurable productivity gains from AI-assisted workflows. GitLab customers apply AI across planning, development, security, and operations to reduce manual effort, improve consistency, and increase organizational capacity for software development.
•Improved developer experience and productivity. Customers spend more time building, deploying, and securing software with our single platform and less time managing, integrating, and triaging across different tools.
•Infrastructure and cloud flexibility without vendor lock-in. Customers deploy across cloud, hybrid, and on-premises environments, supporting multi-cloud strategies and long-term architectural choices.
2Forrester Total Economic Impact™, commissioned by GitLab, July 2024. The Total Economic Impact™ study conducted by Forrester Consulting evaluates the cost savings and business benefits enabled by GitLab Ultimate over three years. The results are based on a composite organization constructed from interviewed customers. This information is intended for informational purposes only and should be evaluated within the full context of the study document.
Our Growth Strategy
We intend to continue investing in our business to advance the adoption of our DevSecOps platform and support long-term growth. Our growth strategy is focused on expanding platform adoption, increasing customer value, and addressing the evolving needs of organizations delivering enterprise software at scale:
•Advance feature maturity across more stages of the DevSecOps lifecycle. We plan to continue investing in research and development to mature capabilities across additional stages of the DevSecOps lifecycle. As software development becomes increasingly complex and AI-assisted, organizations require platforms that unify planning, development, security, and operations with consistent governance and context. We believe continued investment in platform capabilities that span the full software development life cycle, strengthen our differentiation, and support broader enterprise adoption.
•Drive growth through go-to-market expansion. We believe demand for integrated DevSecOps platforms remains substantial as organizations modernize from fragmented toolchains and seek to improve productivity, security, and operational efficiency. Our go-to-market approach supports both bottom-up adoption by developers and top-down enterprise buying motions driven by executive decision-makers addressing broader business and technology needs. We plan to continue investing in sales and marketing initiatives that increase awareness, educate customers on platform value, and support adoption across these entry points, while also expanding our global partner ecosystem of cloud providers, system integrators, resellers, and technology partners to extend market reach and support customer deployment and expansion. We believe this combined direct and partner-led model enables us to efficiently serve organizations of varying sizes, maturity, and regulatory requirements, while accelerating time to value and supporting long-term customer growth.
•Drive increased expansion within our existing customer base. As customers realize the benefits of a single platform approach, they often expand their usage by adding users, adopting additional capabilities, or upgrading subscription tiers. We also expect to drive expansion through GitLab Credits as customers scale their adoption of GitLab Duo Agent Platform and AI agent capabilities. As a result, for fiscal year 2026 and fiscal year 2025, our Dollar-Based Net Retention Rate was 118% and 123%, respectively. We intend to continue focusing on customer success and expansion initiatives to increase adoption within existing customers, particularly among larger enterprises with complex development, security, and compliance requirements.
•Further grow adoption of our SaaS and usage-based offerings. We expect continued growth in demand for SaaS-based solutions as customers seek to reduce infrastructure management overhead while maintaining enterprise-grade security and compliance. As customers scale their use of GitLab Duo Agent Platform capabilities, we expect growing revenue contributions through GitLab Credits, which align costs with AI agent activity and organizational value realization. We plan to continue investing in our SaaS offering, including differentiated deployment options designed for highly regulated industries, to support customers with varying operational and compliance requirements.
•Grow and invest in our partner network. We have been investing in our global partner ecosystem, composed of hyperscalers and cloud providers, including Google Cloud and AWS, technology and independent software vendor partners, global resellers, and system integrators. Our partner strategy is designed to complement direct sales efforts and provide customers with implementation, migration, and advisory services that accelerate platform value realization.
Sales and Marketing
We sell GitLab through a direct sales organization, a self-service web purchasing experience, and a global partner ecosystem including systems integrators, cloud platform partners, independent software vendors, managed service providers, and resellers. Our sales organization is structured by region and customer size, with vertical specialization in regulated industries including public sector, financial services, and telecommunications. Our customer success organization manages relationships throughout the customer lifecycle to drive platform adoption and expansion.
Our marketing programs generate awareness through digital demand generation, account-based marketing, virtual and field events, and integrated campaigns targeting developers, customers, and prospects. We offer free tier access and trials to enable prospects to experience platform value before purchasing.
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
We remained Great Place to Work certified with 92% of US team members agreeing that GitLab is a great place to work and 94% of US team members saying they are proud to work here. In fiscal year 2026, we earned recognition as a Fortune Best Workplace in Technology, a Fortune Best Workplace in the Bay Area, and a Built In Best Remote Place to Work. As a result, we trust that our values have led and will continue to lead to results that distinguish us from other companies. Our values include:
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
•We seek to be transparent in everything we do. We publicly share non-sensitive information, including our product roadmap, in written form to share best practices and build trust amongst our team members, customers, and the wider open source community. Transparency creates awareness for GitLab, allows us to recruit people who care about our values, gets us more and faster feedback from people outside GitLab, and makes it easier to collaborate.
•We do the smallest thing possible and get it out as quickly as we can. We aim to take an iterative approach in everything we do. Our process is centered on dividing work into small increments, and pursuing each stage with speed and efficiency, whilst building with the end results in mind. Approaching work this way, we are able to rapidly get input from end-users who are actively using our platform, continuously revisit what we are doing with a fresher perspective, and gradually gain a greater sense of visibility into what the end picture should look like. By adopting this approach, we are able to work with a greater sense of speed and efficiency, getting more done in less time.
Team Members
Our mission is to enable everyone to contribute to and co-create the software that powers our world. When everyone can contribute, consumers become contributors, and we greatly increase the rate of innovation. This mission is integral to our culture, and how we hire, build products, and lead our industry. GitLab’s unified DevSecOps platform brings together developers, operations, and security professionals and elevates the output of their work to new levels, making it faster, safer, and more accessible. We enable our team members to achieve that mission with individualized flexibility to reach shared business results. We believe this leads to a team that is continually engaged and passionate about the positive impact of GitLab.
As of January 31, 2026, we had approximately 2,580 team members in 60 countries. We engage our team members in various ways, including through direct employment, Professional Employer Organizations (“PEOs”), and as independent contractors. In the locations where we use PEOs, we contract with the PEO for it to serve as “Employer of Record” for team members engaged through such PEO. Team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. None of our team members are represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our team members subject to industry-wide collective bargaining agreements or works councils. We have not experienced any work stoppages. We work to identify, attract, and retain team members who are aligned with and will help us progress with our mission, and we seek to provide competitive cash and equity compensation. We believe we have a strong and open relationship with our team members and our unique mission, culture and values differentiate us and continue to be key drivers of our business success.

Diversity, Inclusion and Belonging
Diversity, Inclusion & Belonging is a part of our CREDIT values. We strive to create a transparent environment where all globally dispersed voices are heard and welcomed, where people can show up as their full selves each day, and where everyone can contribute to their best ability.
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
Our Open Source Philosophy
We recognize that it is imperative to balance our need to generate revenue with the needs of the open source software project. To determine what is available in our free tier and what is available only in our paid tiers, we first assess who cares the most about the feature. Individual contributors rarely purchase the GitLab platform, and thus, if the feature is something primarily individuals care about, it will be open source. If the features are something primarily managers, directors, or executives care about, then it will be source-available.
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
Our open source approach is intended to increase our development velocity as the developer pool who contributes to our codebase is greater than the size of any single engineering team. As of January 31, 2026, more than 5,200 individuals have contributed to the GitLab platform and since January 1, 2021, code contributions have averaged more than 275 per month. Because people outside of our organization can read our code, users can contribute to identifying and solving issues, which accelerates the time we can release new software to market. This has also been a big contribution to enabling us to release a new version of our software for 172 months in a row and counting as of January 31, 2026.
We believe our open source approach helps us acquire, retain, and grow our paying customer base. Our customers benefit from the advanced innovation that comes from distributed development, the documentation, best practices, knowledge sharing across our community, and the possibility to extend or enhance our platform with unique capabilities through their own contributions back to our codebase.
Research and Development Strategy
We ship features and components of features at a high velocity in the smallest possible increments to optimize for code quality, efficiency, and speed. As each feature is typically similar in size, we are able to measure and track our development team's efficacy by counting the number of merge requests or a request to merge one branch of code into another. We believe that our development approach, using the GitLab platform, is a key competitive advantage.
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
Our research and development team consists of our architects, software engineers, security experts, DevSecOps engineers, product management, user experience, quality assurance, and data collection teams. We intend to continue to invest in our research and development capabilities to extend the GitLab platform and capabilities.
Our Customers
We serve organizations of all sizes across industries and regions. As of January 31, 2026, we had customers in over 159 countries. We believe that our customer growth is best represented by the number of our Base Customers, which increased to 10,682 as of January 31, 2026 from 9,893 as of January 31, 2025. We are continuously investing in our enterprise sales motion and have achieved strong success in attracting, retaining, and growing ARR from our larger customers. For the year ended January 31, 2026, more than 70% of our ARR came from public sector and enterprise customers. Our success has been exemplified by the growth in our $100,000 ARR customers to 1,456 as of January 31, 2026, from 1,229 as of January 31, 2025. Further, during the same period, we grew our $1.0 million ARR customers to 155 from 123, an increase of 26%. We have key reference customers across a breadth of industry verticals that we believe validate the GitLab platform, and our customers range from small and medium-sized teams to Fortune 500 companies. There were no individual customers whose balance represented more than 10% of accounts receivable as of January 31, 2026 and January 31, 2025.
Competition
The markets we serve are highly competitive and rapidly evolving. With the introduction of new technologies and innovations, particularly in AI-assisted development, we expect the competitive environment to remain intense.
We compete primarily with DevSecOps platforms, product collections, and point solutions.
Our principal competitor is Microsoft Corporation, which owns GitHub. We also compete with DevOps product collections and point solutions from vendors such as Atlassian, JFrog, and Harness.
We differentiate from GitHub through flexible deployment options that work within enterprise security and compliance requirements, LLM neutrality with self-hosted gateway support, hyperscaler infrastructure flexibility, and our open core business model. We differentiate from product collections and point solutions through our single platform with a unified data model.
Furthermore, we believe we can compete favorably based on the following factors:
•Intelligent orchestration across teams and AI agents for the entire software lifecycle;
•A unified data model providing complete context across all stages of software development planning, development, security, deployment, and operations;
•Integrated team and agent workflows spanning multiple projects and releases simultaneously;
•Elimination of manual handoffs between software lifecycle stages through continuous execution;

•AI capabilities embedded across all software development lifecycle stages;
•Security and compliance built directly into software development workflows, not as separate checkpoints;
•Feature parity across any public cloud, private cloud, hybrid cloud, or on-premises environment;
•Flexible deployment options including self-managed (on-premise or hybrid cloud), fully managed SaaS (public or private cloud), and single-tenant GitLab Dedicated instances, all within enterprise security and compliance requirements;
•LLM neutrality and support for self-hosted AI gateways, including air-gapped environments;
•Rapid innovation and consistent feature delivery through our open-core model;
•Collaboration between developers, IT operations, and security teams;
•Consolidation of multiple tools into a single platform;
•A large, engaging community of open source contributors;
•Quality of service and customer satisfaction; and
•Comprehensive documentation and transparency of information.
Corporate Philanthropy
As part of our mission – we empower organizations to ship secure software faster – we believe that it is important to support teams that can further this goal at local and global levels. To further this mission, in September 2021, our board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for the issuance to charitable organizations, to be further designated by our board of directors. We currently donate shares on a quarterly basis. See “Note 9. Equity” to our consolidated financial statements included elsewhere in this Annual Report for more information regarding donated shares.
Additionally, as part of GitLab’s Sustainability objectives, GitLab purchased $0.23 million in high-quality carbon removal reforestation credits in fiscal year 2026 to cover 21,086 tonnes of CO2e of the company's emissions.
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
As of January 31, 2026, we had 16 issued patents and 25 pending patent applications in the United States and abroad. These patents and patent applications seek to protect proprietary inventions relevant to our business. The issued patents are scheduled to expire between 2034 and 2043.
As of January 31, 2026, we had 24 trademark registrations and applications in the United States, including for “GITLAB” and our logo. We also had 52 trademark registrations and applications in certain other jurisdictions and regions. Additionally, we are the registered holder of a number of domain names, including gitlab.com.
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
Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purported to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleged that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff sought, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted our motion to dismiss with leave for the plaintiff to amend and refile a third amended complaint. On September 8, 2025, the plaintiff filed a stipulation stating that he had decided not to file an amended complaint or to appeal the motion to dismiss order. The case was dismissed with prejudice and final judgment was entered on behalf of GitLab on January 26, 2026.
Three putative shareholder derivative cases were filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 25-cv-01597 (“Preciado”); on February 19, 2025 in the United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 25-cv-01735 (“Jones”); and on March 28, 2025 in the United States District Court for the Northern District of California, captioned Lianto v. Sijbrandij et al., Case No. 25-cv-02924 (“Lianto”). Each of the three cases was allegedly brought on our behalf. Each of the lawsuits named us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purported to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado and Lianto complaints purported to assert those claims as well as unjust enrichment and related corporate torts. The complaints sought to recover unspecified damages and other relief on our behalf. In January 2026, the plaintiffs in each of these three putative shareholder derivative cases agreed to voluntarily dismiss their respective claims. All three cases were dismissed on January 26, 2026.
In addition to the now-dismissed shareholder matters described above, we are, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Corporate Information
We were incorporated in the State of Delaware as GitLab Inc. in September 2014. We are a remote-only company, meaning that all of our team members work remotely. Due to this, we do not currently have a headquarters. Our website address is https://about.gitlab.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. Investors should not rely on any such information in deciding whether to conduct any transactions involving our Class A common stock. Unless otherwise indicated, the terms “GitLab,” the “Company,” “we,” “us,” and “our” refer to GitLab Inc., our subsidiaries, and our consolidated variable interest entity GitLab Information Technology (Hubei) Co., LTD (“JiHu”). References to our “common stock” include our Class A common stock and Class B common stock.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 10,682 as of January 31, 2026 from 9,893 as of January 31, 2025. The growth and expansion of our business places a continuous strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the years ended January 31, 2026 and 2025 was $955.2 million and $759.2 million, respectively, representing a growth rate of 26%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, and our usage (or consumption) billing model. Our historical revenue growth should not be considered indicative of our future performance.
Further, in future periods, our revenue could decline or our revenue growth rate could slow. Many factors may contribute to this decline, including changes to technology, such as increased AI adoption, our usage billing models, increased competition, slowing demand for The DevSecOps platform, the maturation of our business, a failure by us to continue capitalizing on growth opportunities, our failure, for any reason, to continue to take advantage of growth opportunities and a global economic downturn, among others. If our growth rate declines, investors’ perceptions of our business and the market price of our Class A common stock could be adversely affected.
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
Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth and our usage billing models. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it may be difficult to achieve and maintain profitability.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability on a consistent basis. If we cannot achieve and sustain profitability, our business, financial condition, and operating results may be adversely affected.
We have incurred losses in each year since our inception, including net losses of approximately $425.7 million, $6.3 million and $56.0 million in fiscal year 2024, 2025 and 2026, respectively. As of January 31, 2026, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including implementing usage billing, expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, usage billing, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Security incidents of our or our third-party service provider’s information technology systems that compromise the confidentiality, integrity, and availability of our data could result in sensitive data exposure. Cyber attacks may also occur, including, but not limited to, denial-of-service attacks, ransomware attacks, application security attacks, software-supply chain attacks, compromised credentials, business email compromises, computer malware, viruses, and social engineering (including phishing), which are prevalent in our industry and our customers’ industries. AI has shifted previously defined security boundaries for GitLab and our providers, including new and novel language-based attack vectors. AI incorporated into our and our third-party service provider’s products may introduce security risks including, but not limited to, AI-enabled social engineering, automated vulnerability exploitation, inadvertent data exposure due to model training, inappropriate data access using AI-enabled features, and AI supply-chain attacks. On the other hand, we could increase our vulnerability to cybersecurity incidents or other technology related failures due to, or as a result of, the timing of our evaluation, updating, or integration of new technology or AI enabled systems used in our business. Any security breach, disruption or other technology related failure could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential and/or personal data, which may result in damage to our reputation, early termination of our contracts, litigation, regulatory investigations, or other liabilities. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, team member error, misconfiguration, malfeasance (including bribery) or otherwise and, as a result, someone obtains unauthorized access to The DevSecOps platform, including personal and/or confidential data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Techniques used to obtain unauthorized access or to sabotage systems change frequently, including novel AI-specific attack vectors and vulnerabilities. The use of agentic AI is changing the fundamental ways that we secure and defend our platform and operations as both threat actors and security teams are using AI to industrialize their attacks. Traditional perimeter controls and static security rules are no longer the most effective security mechanisms and we, in alignment with our industry, are reinforcing our defensive capabilities in areas such as, but not limited to, behavioral analysis, automated detection response, and zero-trust. However, we may be unable to fully anticipate these techniques or implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Further, we need to continually monitor and remain compliant with all applicable changes in local, state, national, or international legal or regulatory requirements. Any significant violations of data privacy could result in the loss of business, litigation, and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition.
Because code is executed on our infrastructure on behalf of customers and users, including open source projects hosted on GitLab, we face heightened security risks beyond those of standard SaaS providers. Unlike platforms that primarily store and transmit data, we operate a platform on which code can be executed, which creates additional attack surface and potential for harm.
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
The markets for our services are highly competitive, with limited barriers to entry. Competition presents an ongoing threat to the success of our business. We expect competition in the software business generally, and in all of the stages of the software development lifecycle that our product covers in particular, to continue to increase. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market or from adjacent markets. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and operating results.
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which means we compete with many providers with offerings across all stages. We compete with well-established providers such as Microsoft and

Atlassian as well as other companies with offerings in fewer stages, including with respect to both code hosting and code collaboration services, as well as file storage, distribution services, and AI. Competition in these markets may intensify further as advances in AI enable rapid, low-cost development of software applications.
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•the ability of our products or of those of our competitors to deliver the positive business outcomes prioritized and valued by our customers and prospects;
•our ability to price our products competitively, including our usage billing model and our ability to transition users of our free product offering to a paid version of The DevSecOps platform;
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
In addition, some of our competitors may offer their products and services at a lower price or for free, or may offer a competing product with other services or products that together result in offering the competing product for free. If we are unable to achieve our target pricing levels or successfully implement usage billing, our operating results would be negatively affected. Pricing pressures, usage billing, and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
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
The market for our services is rapidly evolving with uncertain growth expectations which would adversely affect our future results and the trading price of our Class A common stock.
Because the market for our services is rapidly evolving, it is difficult to predict customer adoption, customer demand for our services, the size and growth rate of this market, the entry of competitive products or the success of existing competitive services. Any expansion or contraction in our market depends on a number of factors, including the cost, performance and perceived value associated with our services and the appetite and ability of customers to use and pay for the services we provide. Further, even if the overall market for the type of services we provide continues to grow, we face intense competition from larger and more well-established providers and we may not be able to compete effectively or achieve market acceptance of our products. If we or other software and SaaS providers experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including The DevSecOps platform and products, may be negatively affected. If the market for our services does not achieve widespread adoption, we do not compete effectively in this market, or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, lack of accessible data, competing technologies and services, decreases in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, actual or perceived instability in the global banking sector, or otherwise, it could result in reduced customer orders and decreased revenues, which could require slowing our rate of headcount growth and would adversely affect our business operations and financial results.
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
In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, usage billing, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our subscription based revenue model in order to compete with our competitors’ offerings.
It could also become increasingly difficult to predict revenue and timing of collections given our usage billing model and our mix of annual, multi-year and other types of transactions changes as a result of our expansion into cloud-based offerings. Our failure to execute on our revenue projections could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition.
Our future success also depends in part on our ability to increase usage or consumption, sell more subscriptions and additional services to our current customers. Even if customers choose to renew their current subscriptions with us, they may decline to purchase additional services or they may choose to downtier or otherwise decrease the number of seats or usage in their subscription. If our customers do not purchase additional subscriptions and services from us, our revenue may decline and our operating results may be harmed. Paying customers may decline or fluctuate as a result of a number of factors, including their satisfaction with our services and our end-customer support, the frequency and severity of product outages, our product uptime or latency, their satisfaction with the speed of delivering new features, the pricing of our, or competing, services, and the impact of macroeconomic conditions on our customers and their corporate spending. We have limited historical data with respect to rates of paying customers buying more seats, uptiering, downtiering and churning, so we may not accurately predict future customer trends.
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
•the timing of recognition of revenues and impact of usage billing;
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
As our product offerings and the markets for our services mature, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, some customers may demand greater price concessions or additional functionality at the same price levels, and some customers may choose to adjust their usage rates due to our usage billing. As a result, in the future we may be required to reduce our prices or adjust existing products or packaging, or provide more features without corresponding increases in price, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.
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
Furthermore, many of our AI features involve the processing of personal data and any processing of personal data is subject to comprehensive privacy and data protection laws, including the E.U. General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act, or the CCPA. Specific obligations under these regulations, such as requirements for lawful basis, data minimization, automated decision-making, and storage limitation, apply equally to personal data processed by the GitLab Duo suite of AI features. Any difficulties in addressing privacy or data protection concerns relating to our AI features may result in liability or regulatory investigations and fines, as well as damage to our sales and reputation.
Our AI features may also generate output or perform actions, as applicable, that are misleading, insecure, inaccurate, harmful, or otherwise flawed, which may harm our reputation, business, or customers, or expose us to legal liability.
Some of our AI-powered features, including those offered through the GitLab Duo Agent Platform, are designed to automate elements of the software development lifecycle based on user-defined goals and context. As the prevalence and scrutiny of such agentic AI systems increases, we may face regulatory, litigation, ethical, reputational, and financial risks.
We rely on third-party vendors for the provision of the AI models which power many of our AI features. In the event those vendors encounter service disruption, materially and adversely change the terms on which they provide access to the models, are subject to regulatory or other national security actions by governmental authorities, or otherwise cease providing or change the basis on which they provide access to the models such that we can no longer obtain access, our ability to provide AI-powered features may be adversely affected. Any such events could also impact our customers’ ability to use GitLab features powered by specific third-party vendors’ AI models in certain deployment contexts.
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
We have been and could in the future be subject to securities class action litigation and shareholder derivative suits.
Securities class action litigation, and ensuing shareholder derivative suits, are often instituted against companies following periods of volatility in the market price of a company’s securities. See Part II, Item 1 of this Form 10-K for additional information regarding our legal proceedings. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. These types of litigation could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, deferred contract acquisition costs, income taxes, impairment of goodwill and long-lived assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
All web direct customers purchase our solution using online payment solutions such as credit cards, which represent the majority of the payment transactions we receive, and our business depends upon our ability to offer such payment options. The termination of our ability to process payments on any material payment solution would significantly impair our ability to operate our business and significantly increase our administrative costs related to customer payment processing. If we fail to maintain our compliance with the data protection and documentation standards adopted by our payment processors and applicable to us, these processors could terminate their agreements with us, and we could lose our ability to offer our customers a credit card or other payment option. If these processors increase their payment processing fees because we experience excessive chargebacks or refunds or for other reasons, it could adversely affect our business and operating results. Increases in payment processing fees would increase our expense and adversely affect our operating results.
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
In addition to U.S. and foreign privacy laws, we are subject to a variety of new and evolving legal and regulatory requirements related to data, content, content moderation, and safety, such as the EU Digital Services Act, or DSA, which imposes obligations on hosting service providers including requirements related to content moderation, transparency reporting, and user complaint mechanisms. Similar platform regulations have been enacted in other jurisdictions, including the UK. Compliance with the DSA and similar laws could subject us to increased compliance costs and operational requirements, and includes significant penalties for non-compliance of up to 6% of global annual turnover and provides for the ability of civil society organizations and non-governmental organizations to commence class action lawsuits. The interpretation and enforcement of these requirements remain subject to uncertainty, and failure to comply could result in fines, enforcement actions, or limitations on our ability to operate in affected jurisdictions, which could adversely affect our business, financial condition, and results of operations.
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
We believe that one of our competitive advantages is the quality, quantity and collaborative nature of the code on GitLab, and that access to open source code is an important reason why users visit GitLab. In furtherance of the foregoing competitive advantages and access, we seek to foster a broad and engaged contributor community, and we encourage individuals, companies, governments, and institutions to use our products and services to learn, code and work. If contributors, including influential contributors, do not continue to contribute code, our customer base and contributor engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our products and services or if we are unable to successfully prevent abusive or other hostile behavior on The DevSecOps platform, the size of our customer base and contributor engagement may decline. If there is a decline in the number of contributors, customer or contributor growth rate or engagement, including as a result of the loss of influential contributors and companies who provide innovative code on GitLab, or due to the increased adoption of AI, paying customers of our online services may be deterred from using our products or services or reduce their spending with us or cease doing business with us, which would harm our business and operating results.
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
We plan to expand our operations internationally in the future. Outside of the United States, we currently have direct and indirect subsidiaries in Canada, Germany, France, India, Ireland, Israel, the Netherlands, Spain, the United Kingdom, Australia, India, Japan, South Korea, and Singapore, and have team members in over 60 countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
Maintaining effective ICFR and DC&P requires ongoing attention and resources. Our current controls may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. If we identify material weaknesses or fail to maintain effective controls, it could adversely affect our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements, or adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports.
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

The Organization for Economic Cooperation and Development, or the OECD, implemented a model treaty framework which includes a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has withdrawn support for Pillar 2, certain countries in which we operate have adopted legislation. As of the filing of this Form 10-K, over 60 countries have enacted or drafted legislation to adopt a minimum “Top Up” tax which allows international jurisdictions to tax their domestic income if the worldwide tax on such income is less than a minimum threshold. While the OECD has recommended that the worldwide system of taxation implemented by the United States is compliant under its framework, certain OECD member countries may implement laws which nevertheless impose top-up taxes. Similarly, the European Union and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These include proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and online marketplaces, and which apply to our business.
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
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws to expand the tax bases. Our existing corporate structure has been implemented in a manner we believe is in compliance with current tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies, including for valuing developed technology or classifying the nature of intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations, possibly with retroactive effect. Moreover, changes to our corporate structure could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will preserve or enhance long-term stockholder value.
Although our Board has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock and may be modified, suspended, or terminated at any time. We cannot guarantee that the program will be fully consummated or that it will preserve or enhance long-term stockholder value. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. The program could also affect the trading price of our Class A common stock, increase volatility, and reduce the market liquidity of our Class A common stock, and any announcement of a termination or change of this program may result in a decrease in the trading price of our Class A common stock. In addition, any repurchases made under this program will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic transactions, and other general corporate requirements.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of January 31, 2026, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
GitLab’s cybersecurity program was designed in alignment with industry standards and recognized best practices to identify, assess, and manage material risks from cybersecurity threats. Our cybersecurity program is led by our Chief Information Security Officer, and consists of over 120 security practitioners located around the world. Our CISO vacated the CISO role February 26th, 2026 and our Security Operations Vice President is currently acting as our interim CISO while we conduct a search for a new CISO. Our interim CISO has over 25 years of experience working at SaaS and technology companies and we expect our security program will continue to operate as it has in the prior fiscal year. Our processes assess the likelihood and impact of various threats and risks including, but not limited to, our business operations, organizational output, brand reputation, business continuity, customers and stakeholders, legal, regulatory, AI, and financial impact. Identified risks are assessed at least quarterly for criticality, prioritized for remediation, and reported by GitLab's security teams to various levels of our management including integration into our enterprise risk management program, led by Internal Audit. We also make judgments based on current data, assumptions about the risk, the company’s risk tolerance, impact to confidentiality, integrity, and availability, and reasonable analysis of costs associated with mitigating or reducing the severity of the risk. Our global incident response team iteratively evaluates security events for impact, using both qualitative and quantitative factors. Security incidents that are assessed as potentially material are escalated to designated members of our management and board of directors, as applicable. Our global incident response team performs at-least annual tabletop exercises of our incident processes, including material breach, disaster recovery, and business continuity scenarios.
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
Governance
Our board of directors is responsible for overseeing and advising our company so that it functions as effectively as possible. The audit committee consists of a subset of the board of directors and its members are well versed in matters including but not limited to, matters of cybersecurity, security risk management, compliance, and governance. The audit committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. The audit committee meets regularly with management to review the company’s business and operations, including the oversight of risks from cybersecurity threats. Management is responsible for and regularly discusses identifying, assessing, and managing material cybersecurity risks on an ongoing basis through programs led by the Chief Information Security Officer, Chief Legal Officer, and the Chief Financial Officer.
ITEM 2. PROPERTIES
We are a remote-only company. Accordingly, we do not maintain a headquarters.
ITEM 3. LEGAL PROCEEDINGS
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming GitLab and certain of our officers. The complaint purported to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleged that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, our use of AI features and ability to monetize our AI capabilities that artificially inflated our stock price. Plaintiff sought, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted our motion to dismiss with leave for the plaintiff to amend and refile a third amended complaint. On September 8, 2025, the plaintiff filed a stipulation stating that he had decided not to file an amended complaint or to appeal the motion to dismiss order. The case was dismissed with prejudice and final judgment was entered on behalf of GitLab on January 26, 2026.
Three putative shareholder derivative cases were filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 25-cv-01597 (“Preciado”); on February 19, 2025 in the United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 25-cv-01735 (“Jones”); and on March 28, 2025 in the United States District Court for the Northern District of California, captioned Lianto v. Sijbrandij et al., Case No. 25-cv-02924 (“Lianto”). Each of the three cases was allegedly brought on our behalf. Each of the lawsuits named us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purported to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado and Lianto complaints purported to assert those claims as well as unjust enrichment and related corporate torts. The complaints sought to recover unspecified damages and other relief on our behalf. In January 2026, the plaintiffs in each of these three putative shareholder derivative cases agreed to voluntarily dismiss their respective claims. All three cases were dismissed on January 26, 2026.
In addition to the now-dismissed shareholder matters described above, we are, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
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
Holders of Record
As of March 4, 2026, there were 16 holders of record of our Class A common stock and 30 holders of record of our Class B common stock. The actual number of holders of our Class A common stock and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock from October 14, 2021 (the date our Class A common stock commenced trading on Nasdaq) through January 31, 2026 with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Composite Index and the S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
10/14/21
10/31/21
11/30/21
12/31/21
01/31/22
01/31/23
01/31/24
01/31/25
01/31/26
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
A discussion regarding our financial condition and results of operations for the year ended January 31, 2026 compared to the year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 21, 2025.
Overview
GitLab is the intelligent orchestration platform for DevSecOps, where software teams and their Artificial Intelligence (“AI”) agents stay in flow to ship software faster. Built with a unified data model, our platform brings together development, operations, Information Technology (“IT”), security, and business teams across the entire software development lifecycle to deliver better, more secure software faster.
AI has accelerated individual coding, but teams lose momentum coordinating across planning, testing, security, deployment, and operations. Fragmented toolchains and tool-specific AI agents create bottlenecks that slow software delivery. GitLab's intelligent orchestration helps solve this by enabling teams to orchestrate AI agents to execute tasks autonomously across the software lifecycle while maintaining quality, security, and speed.
GitLab accelerates customer innovation by reducing software development cycles from weeks to minutes. The platform eliminates the need for point tools, increases productivity, and embeds security into development workflows with automated enforcement to improve software security, quality, and compliance while enabling faster delivery.
We serve teams of all sizes, scopes, and complexities. As a result, we have more than 50 million registered users, and more than 50% of the Fortune 100 companies are GitLab customers1. We define our active customers as those with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. A single organization with separate subsidiaries, segments, or divisions that uses our platform is considered a single customer for determining ARR.
GitLab is the only intelligent orchestration platform for DevSecOps built on an open-core business model. Any customer or contributor can add or enhance functionality by contributing code to the core product or extending our Continuous Integration (“CI”)/Continuous Delivery (“CD”) Catalog and AI Catalog. In calendar year 2025, users contributed more than 6,500 merge requests, extending our in-house research and development (“R&D”) and empowering our users to improve the DevSecOps solution they use daily. Our open-core approach builds trust with our customers and enables us to maintain our high velocity of innovation. We make our strategy, direction, and product roadmap publicly available.
GitLab offers flexible deployment options. Customers can install self-managed GitLab instances in their own on-premises or hybrid cloud environments, use our fully managed SaaS offering in public or private clouds, or deploy GitLab Dedicated, our single-tenant SaaS solution for organizations with complex security and compliance requirements.

1Fortune 500® is a registered trademark of Fortune Media IP Limited, used under license. Claim based on GitLab data. Fortune 100 refers to the top 20% ranked companies in the 2025 Fortune 500 list, published in June 2025. Fortune and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of GitLab.
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

	As of January 31,
	2026	2025	2024
Dollar-Based Net Retention Rate	118%	123%	130%
Customers with ARR of $100,000 or More
We believe that our ability to increase the number of $100,000 ARR customers is an indicator of our market penetration and strategic demand for The GitLab platform. A single organization with separate subsidiaries, segments, or divisions that use The GitLab platform is considered a single customer for determining each organization’s ARR. We do not count our reseller or distributor channel partners as customers. In cases where customers subscribe to The GitLab platform through our channel partners, each end customer is counted separately.

	As of January 31,
	2026	2025	2024
$100,000 ARR customers	1,456	1,229	955
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Subscription revenue primarily consists of support, maintenance, upgrades, and updates on a when-and-if-available basis for our self-managed offering and the right to access our product in a cloud-based-

infrastructure that we host for our SaaS offering. Subscription revenue is recognized ratably over the contractual term as the performance obligation is satisfied.
The typical term of a subscription contract is one to three years.
License - self-managed and other
The license component of our self-managed offering provides the right to use our proprietary software. License revenue is recognized up-front when control of the software license transfers to the customer.
Other revenue consists of professional services, including consulting, implementation, and training which is recognized as services are performed.
Cost of Revenue
Subscription - self-managed and SaaS
Cost of revenue for self-managed and SaaS subscriptions consists primarily of allocated cloud-hosting costs paid to third-party service providers, personnel-related costs associated with our customer support personnel, including contractors, third-party payment processing fees, and allocated overhead. Personnel-related expenses consist of salaries, benefits, bonuses, and stock-based compensation. We expect our cost of revenue for self-managed and SaaS subscriptions to increase in absolute dollars as our self-managed and SaaS subscription revenue increases. As our SaaS and Duo Agent Platform offerings make up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and managing costs, which may adversely impact our gross margins.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources, and corporate administrative functions. General and administrative expenses also include external legal, accounting, and director and officer insurance, as well as other consulting and professional services fees, software and subscription services, in-person company-wide event expenses, and any contract termination fees.
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

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription—self-managed and SaaS	$864,704	$675,179	$506,306
License—self-managed and other	90,520	84,070	73,600
Total revenue	955,224	759,249	579,906
Cost of revenue:(1)
Subscription—self-managed and SaaS	94,502	64,916	45,486
License—self-managed and other	26,241	20,224	14,222
Total cost of revenue	120,743	85,140	59,708
Gross profit	834,481	674,109	520,198
Operating expenses:
Sales and marketing(1)	434,725	384,295	356,393
Research and development(1)	274,574	239,652	200,840
General and administrative(1)	195,663	192,877	150,405
Total operating expenses	904,962	816,824	707,638
Loss from operations	(70,481)	(142,715)	(187,440)
Interest income	45,707	47,735	39,114
Other income (expense), net	(23,291)	9,187	(12,241)
Loss before income taxes	(48,065)	(85,793)	(160,567)
Loss from equity method investment, net of tax	—	—	(3,824)
Provision for (benefit from) income taxes	10,499	(76,674)	265,145
Net loss	$(58,564)	$(9,119)	$(429,536)
Net loss attributable to noncontrolling interest(2)	(2,608)	(2,793)	(3,859)
Net loss attributable to GitLab	$(55,956)	$(6,326)	$(425,677)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024

	(in thousands)
Cost of revenue	$10,313	$7,922	$6,400
Sales and marketing	78,967	72,954	68,766
Research and development	63,754	58,312	50,804
General and administrative	61,917	46,711	37,079
Total stock-based compensation expense	$214,951	$185,899	$163,049

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

The following table sets forth the components of our consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	100%	100%	100%
Cost of revenue	13	11	10
Gross profit	87	89	90
Operating expenses:
Sales and marketing	46	51	61
Research and development	29	32	35
General and administrative	20	25	26
Total operating expenses	95	108	122
Loss from operations	(7)	(19)	(32)
Interest income	5	6	7
Other income (expense), net	(2)	1	(2)
Loss before income taxes	(5)	(11)	(28)
Loss from equity method investment, net of tax	—	—	(1)
Provision for (benefit from) income taxes	1	(10)	46
Net loss	(6)%	(1)%	(74)%
Net loss attributable to noncontrolling interest	—%	—%	(1)%
Net loss attributable to GitLab	(6)%	(1)%	(73)%
Comparison of the Fiscal Year Ended January 31, 2025 and 2026
Revenue

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$864,704	$675,179	$189,525	28%
License—self-managed and other	90,520	84,070	6,450	8
Total revenue	$955,224	$759,249	$195,975	26%
Revenue increased $196.0 million, or 26%, to $955.2 million for fiscal year 2026 from $759.2 million for fiscal year 2025. The increase was primarily due to the ongoing demand for the GitLab platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of January 31, 2026 and 2025, our expansion is reflected by our Dollar-Based Net Retention Rate being 118% and 123%, respectively. We had 1,456 customers with ARR over $100,000 as of January 31, 2026, increasing from 1,229 customers with ARR over $100,000 as of January 31, 2025.

Revenue attributed to our variable interest entity, JiHu, was $9.3 million and $7.6 million for fiscal year 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$120,743	$85,140	$35,603	42%
Gross profit	834,481	674,109	160,372	24
Gross margin	87%	89%		(2)%
Cost of revenue increased by $35.6 million, to $120.7 million for fiscal year 2026 from $85.1 million for fiscal year 2025, primarily due to an increase of $18.4 million in third party hosting costs for SaaS and cloud usage, an increase of $9.0 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount, an increase of $2.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $3.7 million in fees associated with professional services revenue delivery and an increase of $1.7 million of marketplace transaction processing fees. Gross margin decreased by 2% to 87% for fiscal year 2026 compared to 89% for fiscal year 2025.
Cost of revenue attributed to our variable interest entity, JiHu, was $2.5 million and $2.3 million for fiscal year 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Sales and Marketing

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$434,725	$384,295	$50,430	13%
Sales and marketing expenses increased by $50.4 million, to $434.7 million for fiscal year 2026 from $384.3 million for fiscal year 2025, primarily due to an increase of $33.8 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount, an increase of $6.0 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below) and an increase of $6.1 million in sales commissions expense. The remaining change was primarily attributed to an increase of $6.9 million in hosting expenses.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $6.4 million and $6.3 million for fiscal year 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Research and Development

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development expenses	$274,574	$239,652	$34,922	15%
Research and development expenses increased by $34.9 million, to $274.6 million for fiscal year 2026 from $239.7 million for fiscal year 2025, primarily due to an increase of $27.6 million in personnel-related expenses, driven by an increase in our average research and development headcount and an increase of $5.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). The remaining change was primarily attributed to an increase of $6.3 million in hosting expenses.
Research and development expenses attributed to our variable interest entity, JiHu, were $1.4 million and $1.8 million for fiscal year 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
General and Administrative

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative expenses	$195,663	$192,877	$2,786	1%
General and administrative expenses increased by $2.8 million to $195.7 million for fiscal year 2026 from $192.9 million for fiscal year 2025, primarily driven by an increase of $27.1 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $15.2 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). This was partially offset by a decrease of $15.4 million in expense related to our in-person company-wide event that took place in fiscal year 2025, a decrease of $4.7 million in charitable donation of common stock, and a decrease from the prior year $3.8 million expense related to fair value remeasurement of acquisition-related contingent consideration.
General and administrative expenses attributed to our variable interest entity, JiHu, were $5.4 million and $4.5 million for fiscal year 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$10,313	$7,922	$2,391	30%
Sales and marketing	78,967	72,954	6,013	8
Research and development	63,754	58,312	5,442	9
General and administrative	61,917	46,711	15,206	33
Total stock-based compensation expense	$214,951	$185,899	$29,052	16%
Stock-based compensation expense increased by $29.1 million, to $215.0 million for fiscal year 2026 from $185.9 million for fiscal year 2025, primarily due to an increase of $28.0 million of expense from RSUs.
Stock-based compensation attributed to our variable interest entity, JiHu, was an expense of $2.3 million and $1.8 million for fiscal 2026 and 2025, respectively. See “Note 11. Joint Venture and Equity Method Investment” to our consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income	$45,707	$47,735	$(2,028)	(4)%

Foreign exchange gains (losses), net	(19,465)	9,416	(28,881)	(307)
Other expense, net	(3,826)	(229)	(3,597)	1571
Total other income (expense), net	$(23,291)	$9,187	$(32,478)	(354)%
Interest income decreased for fiscal year 2026 compared to fiscal year 2025, primarily due to income earned from our cash, cash equivalents and short-term investments as a result of lower interest rates during fiscal year 2026 compared to fiscal year 2025.
Foreign exchange losses increased for fiscal year 2026 compared to fiscal year 2025 primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities.
Other expense, net for fiscal year 2026 compared to fiscal year 2025 includes a $3.5 million indirect tax credit expense related to the JiHu formation, reflecting a change in accounting estimate.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended January 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$10,499	$(76,674)	$87,173	(113.7)%
Effective tax rate	(21.8)%	89.4%	(111.2)%
On July 4, 2025, the United States enacted One Big Beautiful Bill Act (“OBBBA”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBBA modified certain business deductions, including allowing for immediate expensing of U.S. research & development expenditures, effective in our current fiscal year. The OBBBA also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in our next fiscal year. The deduction of domestic R&D expenditure significantly reduced U.S. taxable income to a loss position, resulting in a material reduction in the current provision for the year. We will continue to evaluate the impact of the OBBBA on our consolidated financial statements.
Our effective tax rate decreased by approximately 111.2% for fiscal year 2026 as compared to fiscal year 2025. A tax expense is expressed as a negative rate because of our pretax loss. The increase in tax expense from fiscal year 2025 to fiscal year 2026 was primarily due to the tax benefit recorded in fiscal year 2025 related to the Bilateral Advanced Pricing Agreement (”BAPA”) negotiations between the United States and Dutch tax authorities (“DTA”), as well as the execution of an agreement between GitLab B.V. and the Dutch tax authority to reduce the rate of tax imposed on the tax gain recognized upon the transfer of the economic rights of the Company’s intellectual property from the Netherlands to the United States.
Our effective tax rate for fiscal year 2026 was different from the U.S. federal statutory tax rate of 21%, primarily due to the Company’s foreign and domestic operations, Base Erosion Anti-abuse Tax (“BEAT”), nondeductible expenses and losses not benefited, offset by tax credits.
We executed the BAPA agreements with the U.S. Internal Revenue Service (“IRS”) and the DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, we paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and DTA assessment, the 2015 through 2018 tax years are closed for GitLab B.V. Pursuant to the terms in the BAPA, we have filed amended returns for the 2018 through 2023 fiscal years.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of January 31, 2026 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1,259.9 million and $992.4 million, respectively, which were held for working capital and strategic investment purposes. As of January 31, 2026, cash and cash equivalents consist of cash in banks and money markets funds, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to procure third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of the GitLab platform, and the amount and timing of any share repurchases. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
The following table shows a summary of our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$232,856	$(63,971)	$35,040
Net cash used in investing activities	$(267,286)	$(30,494)	$(86,238)
Net cash provided by financing activities	$34,811	$32,620	$45,235
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows in fiscal year 2026 and 2024, and negative cash flows for fiscal year 2025 from operating activities, respectively.
Cash provided by operating activities during the year ended January 31, 2026 was $232.9 million, primarily consisting of our net loss of $58.6 million, adjusted for non-cash items of $299.9 million (mainly attributable to stock-based compensation expense of $215.0 million and amortization of deferred contract acquisition costs, net of $54.9 million), and net cash outflow of $8.5 million used in changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the increase in deferred contract acquisition costs of $59.3 million, accounts receivable of $35.7 million and prepaid expenses and other current assets of $8.1 million, partially offset by the increase in deferred revenue of $93.3 million. These changes primarily reflect our strong revenue growth, which is driving higher accounts receivable and increased amortization of deferred contract acquisition costs due to a higher volume of contracts with capitalizable sales incentives and ongoing customer subscription growth contributing to increased deferred revenue.

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
Investing Activities
Cash used in investing activities during the year ended January 31, 2026 was $267.3 million, primarily consisting of $256.5 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $10.8 million in additions to property and equipment.
Cash used in investing activities during the year ended January 31, 2025 was $30.5 million, primarily consisting of a $20.2 million payment for a business combination, net of cash acquired, a $7.7 million payment for an asset acquisition, and $3.8 million in additions of property and equipment, partially offset by $0.7 million in proceeds from maturities, net of purchases of short-term investments.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2026 was $34.8 million, attributable to $21.8 million proceeds from the issuance of common stock upon stock options exercises and $14.0 million of proceeds from the issuance of common stock under the ESPP, partially offset by $0.9 million of payments for taxes related to net share settlement of equity awards.
Cash provided by financing activities during the year ended January 31, 2025 was $32.6 million, attributable to $24.0 million proceeds from the issuance of common stock upon stock options exercises, and $13.6 million of proceeds from the issuance of common stock under the ESPP, partially offset by $4.9 million for the settlement of acquisition related contingent cash consideration.
Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for additions to property and equipment, plus any non-recurring income tax payments related to the BAPA or minus any non-recurring income tax refunds related to the BAPA, plus any non-recurring payments related to the formation of JiHu. We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in additions to property and equipment, any non-recurring income tax payments or refunds related to the BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, repurchasing shares of our common stock, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Computation of adjusted free cash flow (1)
GAAP net cash provided by (used in) operating activities	$232,856	$(63,971)	$35,040
Less: Additions to property and equipment	(10,827)	(3,765)	(1,598)
Add: Income tax payments (refunds) related to BAPA	(2,479)	187,735	—
Non-GAAP adjusted free cash flow	$219,550	$119,999	$33,442
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
Revenue Recognition
For contracts with multiple performance obligations, we allocate transaction price based on relative standalone selling prices (SSP). We determine SSP by maximizing the use of observable standalone sales when available. When observable prices are unavailable, we estimate SSP considering our overarching pricing objectives and strategies, market and industry conditions, product-specific factors, and historical sales data.
For the license and subscription components of self-managed arrangements, which are never sold separately, we utilize an expected cost-plus margin approach that has various inputs and assumptions to estimate the value relationship between these performance obligations. Assumptions include the historical development costs for licensed features and estimated cost to provide support, maintenance, and software updates. Evaluating the assumptions and inputs in the cost-plus margin approach requires significant judgment.
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
Interest Rate Risk
As of January 31, 2026 and January 31, 2025, we had $1,259.9 million and $992.4 million of cash, cash equivalents, and short-term investments, respectively. As of January 31, 2026 and January 31, 2025, our cash equivalents and short-term investments of $1,183.1 million and $898.3 million, respectively, mainly consist of money market funds, treasuries, agency securities, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of January 31, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $6.9 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of January 31, 2026.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of January 31, 2026, we have $51.9 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of January 31, 2026, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GitLab Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of standalone selling prices (SSPs) for self-managed subscription and self-managed license performance obligations
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognized self-managed subscription revenue and self-managed license revenue of $568.5 million and $68.9 million, respectively, for the year ended January 31, 2026. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on relative SSPs. For the license and subscription components of self-managed arrangements, the Company utilizes an expected cost-plus margin approach that considers historical development costs for licensed features and estimated cost to provide support, maintenance, and software to determine SSP.
We identified the evaluation of SSPs for self-managed subscription and self-managed license performance obligations as a critical audit matter. We performed a sensitivity analysis to determine the key assumptions used to determine SSP, which required challenging auditor judgment. Specifically, challenging and subjective auditor judgment was required to evaluate the estimated costs of development and life of software assumptions used to determine the historical development costs for licensed features in the expected cost-plus margin approach. Additionally, the estimate of SSP was sensitive to variation in these key assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls over the development of SSPs and the relevance and reliability of the underlying data. We evaluated the overall methodology used to determine the estimate of SSPs based on the expected cost-plus margin approach. We assessed the reasonableness of the key assumptions by comparing them to historical data, internal data and relevant peer data, where available. We evaluated the data utilized by management to estimate the cost of development assumption by examining a selection of requests to merge code and interviewing the Company’s engineering team. We evaluated the data utilized by management to estimate the life of software assumption by examining a selection of code changes and interviewing the Company’s engineering team. We tested the mathematical accuracy of management’s calculations of estimated selling prices.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
March 17, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
GitLab Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited GitLab Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 17, 2026

GitLab Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2026(1)	January 31, 2025(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,576	$227,649
Short-term investments	1,030,327	764,728
Accounts receivable, net of allowance for doubtful accounts of $967 and $991 as of January 31, 2026 and January 31, 2025, respectively	304,301	264,565
Deferred contract acquisition costs, current	42,676	38,964
Prepaid expenses and other current assets	48,899	40,411
Total current assets	1,655,779	1,336,317
Property and equipment, net	11,815	4,013
Goodwill	17,379	16,139
Intangible assets, net	9,774	17,834
Deferred contract acquisition costs, non-current	23,705	20,142
Other non-current assets	4,295	4,818
TOTAL ASSETS	$1,722,747	$1,399,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,205	$7,519
Accrued expenses and other current liabilities	58,185	54,680
Accrued compensation and benefits	39,657	40,233
Deferred revenue, current	545,096	442,599
Total current liabilities	652,143	545,031
Deferred revenue, non-current	26,994	26,369
Other non-current liabilities	7,362	6,557
TOTAL LIABILITIES	686,499	577,957
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized; no shares issued and outstanding as of January 31, 2026 and January 31, 2025	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized; 153,336 and 144,444 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized; 16,732 and 19,469 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively	—	—
Additional paid-in capital	2,207,361	1,952,031
Accumulated deficit	(1,223,570)	(1,167,614)
Accumulated other comprehensive income (loss)	6,877	(8,508)
Total GitLab stockholders’ equity	990,668	775,909
Noncontrolling interests	45,580	45,397
TOTAL STOCKHOLDERS’ EQUITY	1,036,248	821,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,722,747	$1,399,263
___________
(1) As of January 31, 2026 and January 31, 2025, the consolidated balance sheets include assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $41.0 million and $46.5 million, respectively, and liabilities of $7.1 million and $10.3 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription—self-managed and SaaS	$864,704	$675,179	$506,306
License—self-managed and other	90,520	84,070	73,600
Total revenue	955,224	759,249	579,906
Cost of revenue:
Subscription—self-managed and SaaS	94,502	64,916	45,486
License—self-managed and other	26,241	20,224	14,222
Total cost of revenue	120,743	85,140	59,708
Gross profit	834,481	674,109	520,198
Operating expenses:
Sales and marketing	434,725	384,295	356,393
Research and development	274,574	239,652	200,840
General and administrative	195,663	192,877	150,405
Total operating expenses	904,962	816,824	707,638
Loss from operations	(70,481)	(142,715)	(187,440)
Interest income	45,707	47,735	39,114
Other income (expense), net	(23,291)	9,187	(12,241)
Loss before income taxes	(48,065)	(85,793)	(160,567)
Loss from equity method investment, net of tax	—	—	(3,824)
Provision for (benefit from) income taxes	10,499	(76,674)	265,145
Net loss	$(58,564)	$(9,119)	$(429,536)
Net loss attributable to noncontrolling interest	(2,608)	(2,793)	(3,859)
Net loss attributable to GitLab	$(55,956)	$(6,326)	$(425,677)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	$(0.34)	$(0.04)	$(2.76)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	166,792	160,580	154,283
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024

Net loss	$(58,564)	$(9,119)	$(429,536)
Foreign currency translation adjustments	15,082	(11,934)	(3,937)
Net change in unrealized gains on available-for-sale securities	933	371	5,000
Comprehensive loss including noncontrolling interest	$(42,549)	$(20,682)	$(428,473)
Net loss attributable to noncontrolling interest	(2,608)	(2,793)	(3,859)
Foreign currency translation adjustments attributable to noncontrolling interest	630	(657)	(2,162)
Comprehensive loss attributable to noncontrolling interest	(1,978)	(3,450)	(6,021)
Comprehensive loss attributable to GitLab	$(40,571)	$(17,232)	$(422,452)
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2023	94,655	$—	56,489	$—	$1,497,373	$(735,611)	$(827)	$53,566	$814,501
Conversion of Class B common stock to Class A common stock	16,995	—	(16,995)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	3,406	—	32,448	—	—	—	32,448
Issuance of common stock under employee stock purchase plan	417	—	—	—	12,933	—	—	—	12,933
Repurchases, net of early exercised stock options	—	—	(13)	—	—	—	—	—	—
Issuance of common stock related to RSUs vested	2,372	—	—	—	—	—	—	—	—
Charitable donation of common stock	231	—	—	—	10,700	—	—	—	10,700
Vesting of early exercised stock options	—	—	—	—	1,234	—	—	—	1,234
Stock-based compensation expense	—	—	—	—	164,515	—	—	(1,466)	163,049
Change in noncontrolling interest ownership	—	—	—	—	(542)	—	—	542	—
Other comprehensive income (loss)	—	—	—	—	—	—	3,225	(2,162)	1,063
Net loss	—	—	—	—	—	(425,677)	—	(3,859)	(429,536)
Balances at January 31, 2024	114,670	$—	42,887	$—	$1,718,661	$(1,161,288)	$2,398	$46,621	$606,392
Conversion of Class B common stock to Class A common stock	25,933	—	(25,933)	—	—	—	—	—	—
Issuance of common stock in connection with business combination, net	—	—	27	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	2,488	—	23,973	—	—	—	23,973
Issuance of common stock under employee stock purchase plan	420	—	—	—	13,556	—	—	—	13,556
Issuance of common stock related to RSUs vested	3,200	—	—	—	—	—	—	—	—
Charitable donation of common stock	221	—	—	—	11,827	—	—	—	11,827
Vesting of early exercised stock options	—	—	—	—	341	—	—	—	341
Stock-based compensation expense	—	—	—	—	184,086	—	—	1,813	185,899
Change in noncontrolling interest ownership	—	—	—	—	(413)	—	—	413	—
Other comprehensive loss	—	—	—	—	—	—	(10,906)	(657)	(11,563)
Net loss	—	—	—	—	—	(6,326)	—	(2,793)	(9,119)
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	4,573	—	(4,580)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	1,844	—	21,795	—	—	—	21,795
Issuance of common stock under employee stock purchase plan	415	—	—	—	13,975	—	—	—	13,975
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	3,761	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(21)	—	—	—	(945)	—	—	—	(945)
Charitable donation of common stock	164	—	—	—	7,093	—	—	—	7,093
Vesting of early exercised stock options	—	—	—	—	56	—	—	—	56

Stock-based compensation expense	—	—	—	—	213,264	—	—	2,253	215,517
Change in noncontrolling interest ownership	—	—	—	—	92	—	—	(92)	—
Other comprehensive loss	—	—	—	—	—	—	15,385	630	16,015
Net loss	—	—	—	—	—	(55,956)	—	(2,608)	(58,564)
Balances at January 31, 2026	153,336	$—	16,732	$—	$2,207,361	$(1,223,570)	$6,877	$45,580	$1,036,248

The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(58,564)	$(9,119)	$(429,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	214,951	185,899	163,049
Change in fair value of acquisition related contingent consideration	—	3,750	—
Charitable donation of common stock	7,093	11,827	10,700
Amortization of intangible assets	8,065	8,126	2,167
Depreciation and amortization	3,280	2,860	4,368
Amortization of deferred contract acquisition costs	54,886	49,714	43,463
Loss from equity method investment	—	—	3,824
Impairment of equity method investment	—	—	8,858
Net amortization of premiums or discounts on short-term investments	(8,207)	(16,746)	(20,349)
Unrealized foreign exchange loss (gain), net	18,811	(9,526)	4,833
Other non-cash expense, net	998	930	1,330
Changes in assets and liabilities:
Accounts receivable	(35,718)	(99,649)	(36,341)
Prepaid expenses and other current assets	(8,122)	8,424	(23,688)
Deferred contract acquisition costs	(59,294)	(58,127)	(53,100)
Other non-current assets	809	(183)	(309)
Accounts payable	1,606	5,505	(3,443)
Accrued expenses and other current liabilities	1,238	(253,369)	259,445
Accrued compensation and benefits	(2,130)	4,743	15,173
Deferred revenue	93,281	108,743	79,347
Other non-current liabilities	(127)	(7,773)	5,249
Net cash provided by (used in) operating activities	232,856	(63,971)	35,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,011,492)	(707,698)	(815,697)
Proceeds from maturities of short-term investments	753,666	708,382	734,007
Proceeds from sales of short-term investments	1,367	—	—
Additions to property and equipment	(10,827)	(3,765)	(1,598)
Payments for business combination, net of cash acquired	—	(20,210)	—
Payments for asset acquisition	—	(7,660)	—
Escrow payment related to business combination, after acquisition date	—	—	(2,500)
Other investing activities	—	457	(450)
Net cash used in investing activities	(267,286)	(30,494)	(86,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	21,781	23,964	32,302
Issuance of common stock under employee stock purchase plan	13,975	13,556	12,933
Payments for taxes related to net share settlement of equity awards	(945)	—	—
Settlement of acquisition related contingent cash consideration	—	(4,900)	—
Net cash provided by financing activities	34,811	32,620	45,235
Impact of foreign exchange on cash and cash equivalents	1,546	1,498	(3,943)
Net increase (decrease) in cash and cash equivalents	1,927	(60,347)	(9,906)
Cash and cash equivalents at beginning of period	227,649	287,996	297,902
Cash and cash equivalents at end of period	$229,576	$227,649	$287,996
Supplemental disclosure of cash flow information:
Cash paid (refunds) for income taxes related to the bilateral advance pricing agreement	$(2,479)	$187,735	$—
Other cash paid for income taxes	$4,765	$3,095	$6,903
Supplemental disclosure of non-cash investing and financing activities:
Acquisition measurement period adjustment	$—	$310	$—
Vesting of early exercised stock options	$56	$341	$1,234
Unpaid property and equipment in accounts payable and accrued expenses	$(189)	$247	$—
Stock-based compensation capitalized as internal-use software cost	$566	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

GitLab Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
GitLab Inc. (the “Company”) began as an open source project in 2011 and was incorporated in Delaware on September 12, 2014. The Company operates on an all-remote model. The Company is a technology company and its primary offering is “GitLab”, an intelligent orchestration platform for DevSecOps delivered as a single application. GitLab is used by a wide range of organizations. The Company also provides related training and professional services. GitLab is offered on both self-managed and software-as-a-service ("SaaS") models. The principal markets for GitLab are currently located in the United States, Europe, and Asia Pacific. The Company is focused on accelerating innovation and broadening the distribution of its platform to companies across the world to help them become better software-led businesses.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal year 2026 and 2025 refer to the fiscal year ended January 31, 2026 and 2025, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, taxation of intangible property in company formation, merger, or acquisition transactions, realizability of deferred income tax assets, reserves for unrecognized income tax benefits, and impairment of goodwill and long-lived assets. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include 100% of the accounts of wholly owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The ownership interest of other investors is recorded as noncontrolling interest. All intercompany accounts and transactions have been eliminated in consolidation.
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
Gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net on the consolidated statements of operations. For the years ended January 31, 2026, 2025 and 2024, the Company recognized foreign exchange gains (losses), net of $(19.5) million, $9.4 million and $(2.9) million, respectively.
For subsidiaries and the variable interest entity where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate stockholders’ equity into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity in the consolidated balance sheets. For the years ended January 31, 2026, 2025 and 2024, the Company recognized foreign translation adjustments of $15.1 million, $(11.9) million and $(3.9) million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents as of January 31, 2026 and 2025, consists of cash held in checking and savings accounts, investments in money market accounts and certain highly-liquid investments. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Short-Term Investments - Marketable Securities
The Company classifies its marketable securities with stated maturities of three months and greater at the date of purchase as short-term investments due to its ability to use these securities to support the Company’s current operations.
As of January 31, 2026 and 2025, all short-term investments are classified as available-for-sale and are reported at fair value, which is based on quoted market prices for such securities, if available, or based on quoted market prices of financial instruments with similar characteristics. If the fair value of a security falls below its amortized cost, the carrying value is reduced to its fair value if management intends to sell or it is more likely than not that it will be required to sell before recovery of the amortized cost basis. If neither of these conditions are satisfied, impairment is assessed for credit losses by comparing the present value of expected cash flows with the amortized cost basis, and an allowance for credit losses is recorded for the excess of amortized cost over expected cash flows. Impairment losses not attributable to credit losses are reported as a separate component of other comprehensive loss, net of tax.
The cost of securities sold is based on the specific-identification method. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheet. Realized gains and losses on available-for-sale securities are recognized upon sale and are included in other income (expense), net in the consolidated statements of operations. Interest on securities classified as available-for-sale is included within interest income on the consolidated statements of operations.
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
As of January 31, 2026 and 2025, the allowance for doubtful accounts was $1.0 million. Accounts receivable deemed uncollectible are written off against the allowance when identified.
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
The Company uses various distribution channels partners. As of January 31, 2026, two of these channel partners represented 17% and 13% of the accounts receivable balance, respectively, while as of January 31, 2025, two channel partners represented 11% and 12% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of January 31, 2026 and January 31, 2025.
There were no individual customers whose revenue represented more than 10% of total revenue during the years ended January 31, 2026, 2025 and 2024.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities due to their short-term nature. The Company also recorded acquisition related contingent considerations at fair value in prior years, as further discussed in “Note 4. Cash Equivalents and Short-Term Investments.”
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
Revenue Recognition
Revenue is primarily derived from software arrangements, which include self-managed (on-premise) and SaaS offerings, with additional revenue from professional services. Software arrangements typically range from one to three years and are generally non-refundable and non-cancelable. Revenue is recognized when control of promised goods or services transfers to customers in an amount that reflects the consideration we expect to receive, net of any applicable value added or sales tax collected on behalf of governmental authorities.
Performance Obligation: Self-managed offerings include two performance obligations: (i) a software license providing the right to take possession and use proprietary features, and (ii) a subscription providing support, maintenance, and software updates on a when-and-if-available basis.
SaaS offerings provide the right to access hosted software and support, which together represent a single performance obligation.
Professional services, including consulting, implementation, and training, are identified as distinct performance obligations and are recognized as revenue as the services are performed.

Transaction Price Allocation: For contracts with multiple performance obligations, we allocate transaction price based on relative standalone selling prices (SSP). We determine SSP by maximizing the use of observable standalone sales when available. When observable prices are unavailable, we estimate SSP considering our overarching pricing objectives and strategies, market and industry conditions, product-specific factors, and historical sales data.
For the license and subscription components of self-managed arrangements, which are never sold separately, we utilize an expected cost-plus margin approach that considers historical development costs for licensed features and estimated cost to provide support, maintenance, and software updates to determine SSP.
Recognition: Subscription revenue (self-managed subscription and SaaS) is recognized ratably over the contractual term, beginning when our services are made available to customers.
License revenue (self-managed license) is recognized at the point in time when control of the license transfers to the customer.
Professional services revenue is recognized as services are performed.
The Company presents financial information about disaggregation of revenue in “Note 3. Revenues” of the consolidated financial statements.
Deferred Revenue and Contract Assets
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of revenue recognition. The Company primarily invoices customers annually in advance. The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. The portion of deferred revenue that the Company will recognize during the twelve-month period from the balance sheet date is recorded within current liabilities and the remaining portion is recorded as non-current in the Consolidated Balance Sheets.
Contract assets are recorded when the value of revenue recognized exceeds the amount invoiced for a contract. Contract assets are included in prepaid expenses and other current assets on the consolidated balance sheets.
During the years ended January 31, 2026, 2025 and 2024, $395.9 million, $331.8 million and $217.0 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2026, the remaining performance obligations for which revenue has not yet been recognized was approximately $1,135.8 million. Of this amount, the Company expects to recognize approximately 63% over the next 12 months and 89% over the next 24 months.
Deferred Contract Acquisition Costs
Sales commissions that are recoverable and incremental costs of obtaining customer contracts are capitalized and amortized as sales and marketing expenses in the consolidated statements of operations.
Commissions paid upon the acquisition of an initial contract are amortized over an estimated period of benefit of 3 years based on historical customer life and technology lifecycle analysis. Commissions paid on contract renewals are amortized over the respective renewal term. Deferred commissions are amortized on a straight-line basis, except for commissions related to self-managed license performance obligations, which are amortized immediately. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract acquisition costs during the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred and are included within sales and marketing expenses in the consolidated statements of operations. These include costs incurred on public relations, website design, advertising, field marketing, and market research services. The Company incurred advertising costs of $34.8 million, $34.5 million and $32.5 million during the years ended January 31, 2026, 2025 and 2024, respectively.
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
Income Taxes
The Company is subject to income taxes in the United States and several foreign jurisdictions. The Company records a provision for (benefit from) income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company accounts for the effects of changes in tax laws in the period of enactment.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Management applies significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that are more likely than not to be realized in the future. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.
The Company is required to make judgments regarding the tax treatment of certain transactions and filing positions. The Company evaluates whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely to be realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits, if any, are included within the provision for income taxes in the consolidated statement of operations.
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
The Company granted market-condition restricted stock units (“RSUs”) to our Class B common stock to Mr. Sijbrandij, our Co-founder and former CEO, where fair value was determined using a Monte Carlo valuation model. Compensation cost for such awards was recognized over the derived service period using the accelerated attribution method, regardless of whether the market condition was achieved. Refer to "Note 9. Equity" for further discussion.
In September 2021, our board of directors and our stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) to enable eligible team members to purchase shares of our Class A common stock with accumulated payroll deductions. We recognize stock-based expenses related to the shares to be issued under the ESPP on a straight-line basis over the offering period, using the Black-Scholes option-pricing model. Beginning with the June 2025 offering period we calculate the ESPP volatility input using our own historical stock price volatility as we have enough public trading history. Previously we used peer group volatility and transitional blended approaches.
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
The Company grants performance stock units (“PSUs”) to senior members of its management team with vesting contingent upon the achievement of specified performance targets and continuous service through the applicable vesting dates. The fair value of PSUs is measured at the market price of the Company's Class A common stock on the grant date. Compensation cost is recognized using the graded-vesting method over the requisite service period, limited to awards expected to vest based on the probability of achieving the underlying performance conditions, which management reassesses at each reporting period.
Segment Reporting
The Company derives revenue globally and manages its business activities on a consolidated basis. The Company’s primary offering is GitLab, an intelligent orchestration platform for DevSecOps delivered as a single application which is offered on both self-managed and SaaS models.
The Company operates its business as one operating and reportable segment as the Company’s chief operating decision maker (“CODM”), the Company’s CEO, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance.
The Company’s CODM primarily uses consolidated net loss as the measure of profit or loss to facilitate analysis of the Company’s financial trends, and for internal planning and forecasting purposes. Consolidated expense information is included on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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
The liabilities for any contingent consideration are established at the time of the acquisition and will be evaluated at each reporting date. Any change in the fair value adjustment is recorded in general and administrative expenses in the consolidated statements of operations.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. The Company depreciates computer and office equipment over two years.
Costs related to software developed to meet the Company's internal requirements that are incurred during the application development stage are capitalized and amortized on a straight-line basis over an estimated useful life, which is typically three years. Amortization is recorded in general and administrative and sales and marketing expenses consistent with the primary function of the related software. All other costs, including those related to preliminary project and post-implementation activities, are expensed as incurred.
Impairment of Long-lived Assets
We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (including an intangible asset) may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted cash flow the asset is expected to generate. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If a long-lived asset (including an intangible asset) is considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No impairment was recorded during the years ended January 31, 2026, 2025 and 2024.
We test our goodwill for impairment at least annually in the fourth fiscal quarter of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. Based on an analysis of qualitative and quantitative factors, including our market capitalization, we determined there to be no impairment of goodwill in any of the periods presented.
Equity Method Investment
The Company applies the equity method of accounting to investments when it has significant influence, but not controlling interest in the investee. The Company’s equity method investments are reported at cost and adjusted each period for its proportionate share of the investee’s income or loss. The cost on initial recognition of retained interest in a former subsidiary is based on fair value on the date of loss of control. The Company’s proportionate share of the net loss resulting from the investment is reported under loss from equity method investment, net of tax in the consolidated statements of operations. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Refer to “Note 11. Joint Venture and Equity Method Investment” for more information.

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories within the income tax rate reconciliation using both percentages and reporting currency amounts, income taxes paid disaggregated by federal, state and foreign jurisdictions, and other enhanced income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis on February 1, 2025, the first day of fiscal year 2026. The adoption resulted in enhanced income tax disclosures in Note 12. Income Taxes but did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. Prior period disclosures have not been restated.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“Subtopic 350-40”): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance in ASC 350-40 to reflect that software is not always developed in a linear manner, removing all references to development stages and adding new guidance on how to evaluate whether the probable-to-complete threshold has been met. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“Topic 270”): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The amendments may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements: This update results from the Board's ongoing project to address suggestions received from stakeholders and to make technical corrections, clarifications, and other incremental improvements to GAAP. This evergreen project facilitates Codification updates for a broad range of ASC topics. The amendments are not expected to have a significant effect on current accounting practice. This ASU can be applied using a prospective or retrospective approach and are effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended January 31,
	2026		2025		2024
Subscription—self-managed and SaaS	$864,704	91%	$675,179	89%	$506,306	87%
Subscription—self-managed	568,459	59	458,883	61	355,707	61
SaaS	296,245	32	216,296	28	150,599	26
License—self-managed and other	$90,520	9%	$84,070	11%	$73,600	13%
License—self-managed	68,870	7	68,366	9	63,110	11
Professional services and other	21,650	2	15,704	2	10,490	2
Total revenue	$955,224	100%	$759,249	100%	$579,906	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
United States	$787,348	$618,658	$473,021
Europe	145,639	122,651	93,292
Asia Pacific	22,237	17,940	13,593
Total revenue	$955,224	$759,249	$579,906
No other individual country exceeded 10% of total revenue for any of the periods presented.

4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and short-term investments by significant investment category (in thousands):

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$152,741	$—	$—	$152,741
Total cash equivalents (1)	152,741	—	—	152,741
Level 2:
Short-term investments
Commercial paper	7,452	1	—	7,453
Corporate debt securities	294,930	677	(35)	295,572
U.S. Agency securities	93,997	87	(28)	94,056
U.S. Treasury securities	632,499	768	(21)	633,246
Total short-term investments	1,028,878	1,533	(84)	1,030,327
Total cash equivalents and short-term investments	$1,181,619	$1,533	$(84)	$1,183,068
(1) Included in “cash and cash equivalents” in the consolidated balance sheet as of January 31, 2026, in addition to cash of $76.8 million.

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$97,093	$—	$—	$97,093
Level 2:
Cash equivalents
U.S. Treasury securities	36,429	8	—	36,437
Total cash equivalents (1)	133,522	8	—	133,530
Short-term investments
Commercial paper	19,400	4	(11)	19,393
Corporate debt securities	220,326	327	(148)	220,505
U.S. Agency securities	61,020	20	(65)	60,975
U.S. Treasury securities	463,474	521	(140)	463,855
Total short-term investments	764,220	872	(364)	764,728
Level 2 total	800,649	880	(364)	801,165
Total cash equivalents and short-term investments	$897,742	$880	$(364)	$898,258
(1) Included in “cash and cash equivalents” in the consolidated balance sheet as of January 31, 2025, in addition to cash of $94.1 million.

The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The Company’s marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. As of January 31, 2026 and January 31, 2025, the Company did not have any Level 3 financial instruments.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the years ended January 31, 2026, 2025 and 2024, the Company recorded $45.7 million, $47.7 million and $39.1 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $8.2 million, $16.7 million and $20.3 million of net amortization of premiums or discounts on short-term investments during the years ended January 31, 2026, 2025 and 2024, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2026
U.S. Agency securities	$38,754	$(28)	$—	$—	$38,754	$(28)
Commercial paper	4,976	—	—	—	4,976	—
Corporate debt securities	53,640	(35)	—	—	53,640	(35)
U.S. Treasury securities	73,619	(21)	—	—	73,619	(21)
Total cash equivalents and short-term investments	$170,989	$(84)	$—	$—	$170,989	$(84)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2025
U.S. Agency securities	$48,445	$(65)	$—	$—	$48,445	$(65)
Commercial paper	13,430	(11)	—	—	13,430	(11)
Corporate debt securities	72,022	(146)	5,988	(2)	78,010	(148)
U.S. Treasury securities	100,921	(140)	—	—	100,921	(140)
Total cash equivalents and short-term investments	$234,818	$(362)	$5,988	$(2)	$240,806	$(364)
The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	January 31, 2026		January 31, 2025
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$610,087	$611,036	$590,193	$590,832
Due between 1 year to 2 years	418,791	419,291	174,027	173,896
Total	$1,028,878	$1,030,327	$764,220	$764,728
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
Liabilities are measured at fair value on a recurring basis. The Company had contingent cash consideration from a business combination in prior years which was determined based upon the satisfaction of certain defined operational milestones and was remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liability was included in Level 3 of the fair value measurement hierarchy in prior years.
The Company reassessed the fair values of operational milestones for the years ended January 31, 2025 and 2024. No changes were recorded in 2024, but the Company recorded a $3.8 million fair value loss in 2025, which was included in general and administrative expenses in the consolidated statement of operations.
In October 2024, the remaining operational milestones were achieved, and the Company paid $7.5 million of contingent cash consideration during the year ended January 31, 2025. The Company had no Level 3 contingent consideration payable as of January 31, 2026 and 2025.
Interest accretion expense was zero, $0.1 million and $0.2 million for the years ended January 31, 2026, 2025 and 2024, respectively.

5. Supplemental Financial Statement Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Prepaid software subscriptions	$13,629	$10,769
Prepaid expenses for the Company’s events	4,983	1,950
Prepaid income taxes	3,087	6,302
Prepaid insurance	2,776	2,945
Other prepaid expenses	6,475	2,888
Interest receivable	10,930	5,893
Revenue contract asset	4,518	2,432
Vendor receivable	1,501	1,951
Other current assets	1,000	5,281
Total prepaid expenses and other current assets	$48,899	$40,411
Property and Equipment, Net
Property and equipment, net of the following (in thousands):

	January 31, 2026	January 31, 2025
Computer and office equipment	$13,392	$6,773
Capitalized internal-use software development costs	3,342	317
Total property and equipment, gross	16,734	7,090
Less: Accumulated depreciation and amortization(1) (2)	(4,919)	(3,077)
Total property and equipment, net (1)	$11,815	$4,013
(1) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying property and equipment. As of January 31, 2026 and January 31, 2025, the Company also wrote off $2.1 million and $7.2 million of fully depreciated assets as they were no longer in use, respectively.
(2) Includes $0.4 million and $0.3 million of accumulated amortization related to capitalized internal-use software development costs as of January 31, 2026 and 2025, respectively.
Depreciation and amortization expense was $3.3 million, $2.9 million and $4.4 million for the years ended January 31, 2026, 2025 and 2024, respectively. Included in these amounts was the amortization of capitalized internal-use software development costs of $0.1 million, $0.1 million, and $0.1 million for the years ended January 31, 2026, 2025, and 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Indirect taxes payable	$19,068	$18,779
Accrued expenses	17,897	13,292
Income taxes payable	16,424	13,111
ESPP employee contributions	2,952	2,955
Acquisition related liabilities (1)	914	—
Customer refunds payable	743	6,268
Other current liabilities	187	275
Total accrued expenses and other current liabilities	$58,185	$54,680
(1) Refer to “Note 6. Acquisitions”.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Accrued commissions	$14,555	$16,538
Other accrued team member related payables	16,389	15,564
Payroll taxes payable	8,354	8,131
Restructuring accrual and related charges (1)	359	—
Total accrued compensation and benefits	$39,657	$40,233
(1) Refer to “Note 10. Restructuring and Other Related Charges”.
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Impairment loss of equity method investment in Arch, formerly Meltano	$—	$—	$(8,858)
Foreign exchange gains (losses), net	(19,465)	9,416	(2,871)
Other expense, net	(3,826)	(229)	(512)
Total other income (expense), net	$(23,291)	$9,187	$(12,241)
6. Acquisitions
In March 2024, the Company acquired Oxeye Security Limited for $20.3 million. The acquisition includes a $3.2 million founder holdback payable over three years, recognized as compensation expense.
The Company recorded founder holdback compensation expense of $0.9 million and $1.1 million for the years ended January 31, 2026 and 2025, respectively, in general and administrative expenses in the consolidated statements of operations.

7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2025	$16,139
Foreign currency translation adjustments	1,240
Balance as of January 31, 2026	$17,379
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

January 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (1)	$16,713	$(10,289)	$6,424	1.2
Developed technology from asset acquisitions	7,660	(4,310)	3,350	1.3
Total	$24,373	$(14,599)	$9,774

January 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination (2)	$22,913	$(10,982)	$11,931	2.2
Developed technology from asset acquisitions (1)	7,660	(1,757)	5,903	2.3
Total	$30,573	$(12,739)	$17,834
(1) During the years ended January 31, 2026 and 2025, the Company wrote off $6.2 million and $0.9 million, respectively, of fully amortized intangible assets as the technology had become obsolete.
(2) The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
Amortization expense was $8.1 million, $8.1 million and $2.2 million for the years ended January 31, 2026, 2025 and 2024, respectively.

As of January 31, 2026, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
2027	$8,060
2028	1,714
Total future amortization	$9,774
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $7.0 million, $5.9 million and $5.1 million for the years ended January 31, 2026, 2025 and 2024, respectively.
9. Equity
The Company's restated certificate of incorporation authorizes the issuance of 1,500,000,000 shares of Class A common stock, 250,000,000 shares of Class B common stock, and 50,000,000 shares of preferred stock at $0.0000025 par value for each class of shares. Common stockholders are entitled to dividends when and if declared by the board of directors. No dividends have been declared to date. The holder of each share of Class A common stock is entitled to one vote and the holder of each share of Class B common stock is entitled to ten votes.
Common Stock
The Company had shares of common stock reserved for future issuance as follows (in thousands):

	January 31, 2026	January 31, 2025
Class A and Class B common stock
Options issued and outstanding	4,011	5,896
Shares available for issuance under Equity Incentive Plans	36,335	31,852
RSUs and PSUs issued and outstanding	8,757	8,743
Shares reserved for issuance to charitable organizations	1,019	1,183
ESPP	7,778	6,554
Total	57,900	54,228
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

The awards available for grant under the above Plans for the periods presented were as follows (in thousands):

	January 31, 2026	January 31, 2025
Available at beginning of period	31,852	24,868
Awards authorized	8,217	7,878
RSUs and PSUs granted	(6,974)	(5,794)
RSUs and PSUs canceled and forfeited	3,198	4,781
Options canceled and forfeited	41	119
Options repurchased	1	—
Available at end of period	36,335	31,852
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
Both Plans allow the grantees to early exercise stock options.
Stock Options and RSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2025	5,896	$14.27	5.41	$344.8
Options exercised	(1,844)	11.82
Options canceled	(15)	11.83
Options forfeited	(26)	18.45
Balances at January 31, 2026	4,011	$15.38	4.27	$78.6
Options vested at January 31, 2026	3,909	$15.32	4.25	$76.9
Options vested and expected to vest at January 31, 2026	4,011	$15.38	4.27	$78.6
Stock options granted under the Plans have a maximum contractual term of ten years from the date of grant. No options were granted during the years ended January 31, 2026, 2025 and 2024 and the aggregate grant-date fair value of options that vested during the years ended January 31, 2026, 2025 and 2024 was $16.7 million, $27.6 million and $17.9 million, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2026, 2025 and 2024 was $62.2 million, $116.2 million and $128.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the fair value of the underlying common stock on the date of exercise. During the years ended January 31, 2026, 2025 and 2024, the Company recorded $16.9 million, $15.0 million and $17.6 million stock-based compensation expense related to options, respectively.
As of January 31, 2026, approximately $4.5 million of total unrecognized stock-based compensation relates to the modification of stock options previously granted to the Company’s former CEO. Total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.3 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2025	8,259	$50.64
Granted	6,682	44.38
Vested	(3,647)	49.10
Canceled/forfeited	(2,789)	48.30
Balances at January 31, 2026	8,505	$47.15
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the years ended January 31, 2026, 2025 and 2024, the Company recorded $181.8 million, $157.2 million and $117.6 million stock-based compensation expense related to RSUs, respectively.
As of January 31, 2026, approximately $371.4 million of total unrecognized compensation cost was related to RSUs granted to team members that is expected to be recognized over a weighted-average period of 2.8 years. The expected stock compensation expense remaining to be recognized reflects only outstanding stock awards as of the periods presented, and assumes no forfeitures.
PSUs
The Company grants PSUs to senior members of its management team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The Company granted 0.3 million, 0.3 million, and 0.4 million of PSUs in fiscal year 2026, 2025 and 2023, respectively. The performance conditions for the current PSUs are set to be achieved in fiscal year 2027 through fiscal year 2028. The service condition must be met on each vest date.
During the years ended January 31, 2026, 2025 and 2024, the Company recorded total stock-based compensation expense of $0.1 million, $3.6 million and $1.3 million, respectively.
As of January 31, 2026, total unrecognized stock-based compensation expense related to PSUs was $2.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Former CEO Restricted Stock Units (“Former CEO RSU”)
In May 2021, the Company granted 3 million RSUs tied to its Class B common stock to Sytse Sijbrandij, the Company’s co-founder and former CEO, with an estimated aggregate grant date fair value of $8.8 million. As measured from the grant date, the derived service period of the respective tranches ranges from 2 to 7 years. In December 2024, Mr. Sijbrandij resigned from his position as CEO and as a result, all unvested RSUs were forfeited, which resulted in a $3.4 million net gain of stock-based compensation expense for the year ended January 31, 2025. During the year ended January 31, 2024, the Company recorded $1.7 million, of stock-based compensation expense related to the former CEO RSU.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.

During the year ended January 31, 2026, the Company’s stock price on the purchase dates of November 28, 2025 and May 30, 2025, respectively, were lower than the Company’s stock price on the previously applicable offering dates. As a result, the offerings in effect were reset with the lower stock prices becoming the new offering prices and rolled over to new 24-month offering periods. The resets were treated as modifications resulting in incremental expense totaling $5.3 million and $4.3 million, respectively, which are being recognized over the remaining requisite service periods as of the dates of each reset.
During the years ended January 31, 2025 and 2024, the Company’s stock price on the purchase dates of May 31, 2024 and 2023, respectively, was lower than the Company’s stock price on the previously applicable offering dates. As a result, the offerings in effect were reset with the lower stock prices becoming the new offering prices and rolled over to new 24-month offering periods. The resets were treated as modifications resulting in incremental expense totaling $1.0 million and $9.4 million, respectively, which are being recognized over the remaining requisite service periods as of the dates of each reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the offering period in effect using the Black-Scholes option-pricing model:

Fiscal Year Ended January 31,
	2026	2025	2024
Risk-free interest rate	3.48% - 4.22%	4.08% - 5.25%	4.22% - 5.30%
Volatility	52.80% - 58.43%	46.03% - 60.50%	40.95% - 65.56%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Dividend yield	—%	—%	—%
The Company recorded $13.9 million, $11.8 million, and $19.0 million of stock-based compensation expense related to the ESPP during the years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, approximately $18.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenue	$10,313	$7,922	$6,400
Sales and marketing	78,967	72,954	68,766
Research and development	63,754	58,312	50,804
General and administrative	61,917	46,711	37,079
Stock-based compensation expense, net of amounts capitalized	214,951	185,899	163,049
Capitalized stock-based compensation	566	—	—
Total stock-based compensation expense (1)	$215,517	$185,899	$163,049
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture and Equity Method Investment” for further discussion.
The corporate income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was zero for each of the years ended January 31, 2026, 2025 and 2024, respectively.

Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations.
In March 2025, the Company’s board of directors approved annual donations of 163,555 shares of Class A common stock to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation. In March 2024 and 2023, the Company’s board of directors approved annual donations of $11.8 million and $10.7 million, respectively, of Class A common stock to the Foundation. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. These donations shall occur in four equal quarterly distributions.
During the years ended January 31, 2026, 2025 and 2024, the Company donated 163,555 shares, 221,195 shares and 231,408 shares of Class A common stock at fair value to the Foundation, respectively. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $7.1 million, $11.8 million and $10.7 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended January 31, 2026, 2025 and 2024, respectively.
10. Restructuring and Other Related Charges
The Company incurred restructuring charges of $1.6 million, $1.9 million and $8.0 million for the years ended January 31, 2026, 2025 and 2024, respectively, related to organizational realignments and workforce reductions.
The Company recognized severance and other termination benefit costs as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenue	$153	$—	$463
Research and development	—	393	2,119
Sales and marketing	1,493	1,126	3,811
General and administrative	—	377	1,634
Total	$1,646	$1,896	$8,027
The changes in liabilities resulting from the restructuring charges and related accruals were as follows (in thousands):

Balance as of January 31, 2025	$—
Charges	1,646
Cash payments	(1,287)
Balance as of January 31, 2026	$359

11. Joint Venture and Equity Method Investment
Joint Venture
In February 2021, the Company along with Sequoia CBC Junyuan (Hubei) Equity Investment Partnership (Limited Partnership) and Suzhou Gaocheng Xinjian Equity Investment Fund Partnership (Limited Partnership) executed an investment agreement (the “Investment Agreement”) to establish GitLab Information Technology (Hubei) Co., LTD (“JiHu”), a legal entity in the People’s Republic of China. The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of January 31, 2026 and 2025, the Company retains control over JiHu with its equity stake at approximately 54% for each period presented.
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
During the years ended January 31, 2026, 2025 and 2024, the Company recorded $2.3 million stock-based compensation expense, $1.8 million stock-based compensation expense and $1.5 million net gain, respectively.
As of January 31, 2026, approximately $2.9 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 2.4 years.
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

Revenue	$9,336	$7,588	$6,451
Cost of revenue	2,494	2,252	2,414
Gross profit	6,842	5,336	4,037
Operating expenses:
Sales and marketing	6,390	6,331	7,369
Research and development	1,439	1,841	5,338
General and administrative	5,419	4,520	1,864
Total operating expenses	13,248	12,692	14,571
Loss from operations	(6,406)	(7,356)	(10,534)
Interest income	598	814	1,078
Other income (expense), net	147	483	858
Net loss before income taxes	(5,661)	(6,059)	(8,598)
Provision for income taxes	10	15	16
Net loss	$(5,671)	$(6,074)	$(8,614)

Net loss attributable to noncontrolling interest	$(2,608)	$(2,793)	$(3,859)

	January 31, 2026	January 31, 2025

Cash and cash equivalents	$37,179	$37,991
Property and equipment, net	465	322
Other assets	3,342	8,185
Total assets	$40,986	$46,498

Total liabilities	$7,086	$10,278
Equity Method Investment
In April 2021, the Company reorganized Meltano Inc. (“Meltano”), or Arch Data, Inc. (“Arch”), which started as an internal project within the Company in July 2018, into a separate legal entity.
The Company recorded an impairment charge of $8.9 million in other income (expense), net in the consolidated statement of operations during the year ended January 31, 2024 which reduced the equity method investment value to zero as of January 31, 2024.
During the year ended January 31, 2024, the Company recorded a loss from equity method investment of $3.8 million, net of tax on the consolidated statements of operations.
Arch ceased operations in November 2025. The Company did not receive any distributions from the liquidation.

12. Income Taxes
The components of total loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
US	$(80,282)	$(108,336)	$14,328
Foreign	32,217	22,543	(174,895)
Loss before income taxes	$(48,065)	$(85,793)	$(160,567)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Current:
Federal and State	$773	$2,028	$(1,768)
Foreign	9,325	(68,021)	257,384
Total current	$10,098	$(65,993)	$255,616
Deferred:
Federal and State	$—	$(3)	$(810)
Foreign	401	(10,678)	10,339
	$401	$(10,681)	$9,529

Provision for (benefit from) income taxes	$10,499	$(76,674)	$265,145

Beginning with fiscal year 2026, the Company adopted ASU 2023-09 on a prospective basis. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — Recently Adopted Accounting Standards section for additional details. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended January 31, 2026 is as follows (in thousands, except percentages):

	Amount	%
Tax at federal statutory rate	$(10,093)	21.0%
State income taxes, net of federal effect (1)	989	(2.1)
Foreign tax effects:
Australia:
Valuation Allowance	1,088	(2.3)
Other	105	(0.2)
Canada:	(688)	1.4
China:	1,199	(2.5)
Germany:
State/provincial tax	1,275	(2.6)
Other	335	(0.7)
Israel:
Valuation Allowance	(651)	1.4
Other	43	(0.1)
Netherlands:
Valuation Allowance	(1,318)	2.7
Other	501	(1.0)
Singapore:
Nondeductible VAT interest and penalties	798	(1.6)
Other	71	(0.1)
UK:
Foreign rate differential	627	(1.3)
Tax effect of stock-based compensation	(2,328)	4.8
Other	74	(0.1)
Other foreign jurisdictions:	44	(0.1)
Effect of cross-border tax laws
Federal effect of foreign DREs	8,240	(17.1)
Foreign tax credit	(7,414)	15.4
Base Erosion and Anti-Abuse Tax	2,307	(4.8)
Other	583	(1.2)
Tax credits	(3,417)	7.1
Effect of changes in tax laws or rate enacted in the current period	—	—
Change in valuation allowance	5,030	(10.5)
Non-deductible expenses and other:
Non-deductible executive compensation	9,785	(20.4)
Stock-based compensation	(2,292)	4.8
Stock donation	1,490	(3.1)
Other	(74)	0.2

Changes in unrecognized tax benefits	4,020	(8.4)
Other adjustments	170	(0.4)
Total	$10,499	(21.8)%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York, Texas, North Carolina, and the District of Columbia.
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for years ended January 31, 2025 and 2024, presented under the disclosure requirements in effect prior to the adoption of ASU 2023-09, is as follows:

	Fiscal Year Ended January 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	(0.1)	(0.1)
Stock-based compensation	6.9	2.4
Non-deductible Executive Compensation	(12.0)	(4.7)
Research tax credit	5.5	6.2
Foreign rate differential	(2.8)	(1.8)
Change in valuation allowance	(4.5)	(83.3)
Foreign derived intangible income deduction	0.2	—
Unrecognized tax benefits	77.5	(105.3)
Other	(2.3)	0.5
Total	89.4%	(165.1)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$93,169	$92,432
Research tax credits	23,812	14,942
Deferred revenue	13,611	12,419
Accruals and other assets	14,906	2,024
Capitalized R&D	107,313	107,035
Intangibles	83,117	98,690
Interest expense limitation	10,220	10,379
Unrealized FX	12	282
Stock-based compensation	9,542	8,829
Gross deferred tax assets	355,702	347,032
Valuation allowance	(330,146)	(323,710)
Net deferred tax assets	25,556	23,322
Deferred tax liabilities:
Deferred contract acquisition costs	(15,478)	(13,628)

Fixed assets	(336)	(92)
Federal effects of disregarded entities	(9,747)	(9,277)
Other	(33)	—
Net deferred tax assets (liabilities)	$(38)	$325

As of January 31, 2026, the Company’s federal, state, and foreign net operating loss (“NOL”) carryforwards for income tax purposes were approximately $284.8 million, $265.0 million, and $38.3 million respectively. The federal NOL carryforwards do not expire as they were generated post Tax Cuts and Jobs Act, where NOLs generated after December 31, 2017 do not expire. The U.S. state NOL carryforwards, if not utilized, will begin to expire beginning in fiscal year 2031. The foreign NOL carryforwards, if not utilized, will begin to expire in 2032.
As of January 31, 2026, the Company had federal foreign tax credit carryforwards of approximately $7.4 million. If not utilized, these foreign tax credit carryforwards will begin to expire in 2035. There were no foreign tax credit carryforwards as of January 31, 2025.
In addition, the Company had research tax credit carryforwards of approximately $22.7 million for federal purposes. The U.S. Federal Research & Experimentation (“R&E”) credit, if not utilized, will begin to expire in 2036. The Company also has research tax credit carryforwards of approximately $5.0 million for U.S. state purposes, which if not utilized, will begin to expire in 2028. Pursuant to the U.S. Internal Revenue Code, the NOL and R&E credit could be subject to limitation should the Company experience an owner shift of greater than 50 percent over a 3 year period.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBBA modified certain business deductions, including allowing for immediate expensing of U.S. research & development (“R&D”) expenditures, effective in the Company’s current fiscal year. The OBBBA also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in the Company’s next fiscal year. The immediate expensing of U.S. R&D expenditures had a favorable impact to the Company’s domestic tax liability. The Company will continue to evaluate the impact of the OBBBA on the Company’s consolidated financial statements.
The Company executed the BAPA agreements with the IRS and the DTA on October 10, 2024, and October 22, 2024, respectively. On October 28, 2024, the Company paid $187.7 million to satisfy the tax assessment issued by the DTA, including accrued interest, which reflected the BAPA negotiations and the agreement to reduce the rate of tax on the gain from the transfer of economic IP rights. As a result of the BAPA and the DTA assessment, the 2015 through 2017 tax years are closed for GitLab B.V., the Company’s Netherlands subsidiary. Pursuant to the terms of the BAPA, the Company has filed amended returns for the 2018 through 2023 fiscal years.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax asset requires an assessment of both negative and positive evidence when determining the Company’s ability to recognize its deferred tax assets. As in prior years, the Company maintained that it was not more likely than not that the Company could recognize deferred tax assets in certain jurisdictions. All attributes agreed upon in the BAPA, including U.S. federal and state tax NOLs and credits, as well as Netherlands NOLs, are not yet recognized due to the determination that they are not more likely than not to be realized. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections. More weight was given to historical results than to expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets.
Cash paid for income taxes, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 were as follows (in thousands):

January 31,
2026
Federal	$(859)
State and local:
Illinois	(132)
Maryland	168
All other state and local	470
Foreign:
Canada	125
France	226
Germany	1,175
India	194
Netherlands	(1,963)
United Kingdom	2,869
All other foreign	13
Income taxes, net of amounts refunded	$2,286
Uncertain Tax Positions
As of January 31, 2026, unrecognized tax benefits were $31.3 million, of which $10.6 million would affect the effective tax rate if recognized. As of January 31, 2025, the unrecognized tax benefits were $25.6 million, of which $9.5 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of future settlements or the amount by which the remaining unrecognized tax benefits will increase or decrease within the next twelve months.
The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	January 31,
	2026	2025(1)
Beginning balance	$25,570	$402,728
Gross increases due to tax positions taken in prior periods	3,356	10,788
Gross decreases due to tax positions taken in prior periods	(553)	(980)
Gross increases due to tax position taken in current period	1,203	3,510
Gross decreases due to settlement tax payment	—	(137,262)
Gross decreases due to settlements with taxing authorities	—	(198,066)
Gross decreases due to lapses in applicable statutes of limitations	(200)	—
Effect of foreign exchange gains and losses	1,957	(55,148)
Ending balance	$31,333	$25,570
(1) The prior period unrecognized tax benefit tabular reconciliation has been updated to reflect reclassifications between certain line items to conform to the current period presentation, which had no impact on the total unrecognized tax benefit balance.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the years ended January 31, 2026, 2025 and 2024, the Company recognized interest and penalties expense (benefit) of $1.7 million, $(48.2) million and $53.0 million, respectively, in the provision for income taxes in the consolidated statements of operations. As of January 31, 2026 and 2025, the accrued interest and penalties were $7.2 million and $5.3 million, respectively, in the consolidated balance sheets. These amounts are not included in the unrecognized tax benefit rollforward table above.
As of January 31, 2026, the Company’s U.S. federal 2018 through 2025 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any NOLs or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2019 to 2025, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss attributable to GitLab	$(55,956)	$(6,326)	$(425,677)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	166,792	160,580	154,283
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.04)	$(2.76)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	January 31, 2026	January 31, 2025	January 31, 2024
Shares subject to outstanding common stock options	4,011	5,896	8,503
Unvested restricted stock in connection with business combination	—	1	3
Unvested early exercised stock options	—	3	22
Unvested RSUs and PSUs	8,936	8,743	10,930
Shares subject to the ESPP	99	55	63
Total	13,046	14,698	19,521

14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements.
Future minimum payments under the Company’s non-cancelable purchase commitments and other commitments used in the ordinary course of business as of January 31, 2026 were as follows (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Purchase commitments (1)	$228,056	$98,885	$84,634	$44,537
(1) The table above includes $131 million of remaining non-cancelable contractual commitments as of January 31, 2026 related to two of the Company’s hosting infrastructure vendors.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of January 31, 2026 and January 31, 2025, the estimated liability relating to these matters was $0.9 million and $1.4 million recorded in other non-current liabilities on the consolidated balance sheets, respectively.
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

Legal Proceedings
GitLab Securities Class Action and Shareholder Derivative Cases
On September 4, 2024, a putative class action was filed in the United States District Court for the Northern District of California, captioned Dolly v. GitLab et al., Case No. 24-cv-06244-EKL (“Dolly”), naming the Company and certain of its officers. The complaint purported to assert claims under Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our common stock between June 5, 2023 and June 3, 2024 (the “Class Period”). Plaintiff alleges that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s use of AI features and ability to monetize the Company’s AI capabilities that artificially inflated the Company’s stock price. Plaintiff sought, among other things, damages in an unspecified amount, as well as fees and costs. Plaintiff amended his complaint on February 5, 2025 and March 7, 2025, and we moved to dismiss the second amended complaint in April 2025. On August 14, 2025, the court granted the Company’s motion to dismiss with leave for the plaintiff to amend and refile a third amended complaint. On September 8, 2025, the plaintiff filed a stipulation stating that he had decided not to file an amended complaint or to appeal the motion to dismiss order. The case was dismissed with prejudice and final judgment was entered on behalf of GitLab on January 26, 2026.
Three putative shareholder derivative cases were filed containing allegations based on or similar to those in the securities class action. The cases were filed on February 14, 2025, in the United States District Court for the Northern District of California, captioned Preciado v. Sijbrandij et al., Case No. 25-cv-01597 (“Preciado”); on February 19, 2025 in the United States District Court for the Northern District of California, captioned Jones v. Sijbrandij et al., Case No. 25-cv-01735 (“Jones”); and on March 28, 2025 in the United States District Court for the Northern District of California, captioned Lianto v. Sijbrandij et al., Case No. 25-cv-02924 (“Lianto”). Each of the three cases was allegedly brought on our behalf. Each of the lawsuits named us as a nominal defendant, and also certain of our officers and current and former members of our board of directors. The Jones complaint purported to assert claims under Section 14(a) of the Exchange Act as well as breach of fiduciary duty, while the Preciado and Lianto complaints purported to assert those claims as well as unjust enrichment and related corporate torts. The complaints sought to recover unspecified damages and other relief on our behalf. In January 2026, the plaintiffs in each of these three putative shareholder derivative cases agreed to voluntarily dismiss their respective claims. All three cases were dismissed on January 26, 2026.
In addition to the now-dismissed shareholder matters described above, we are, and from time to time may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition or operating results.
Defending such proceedings is costly and can impose a significant burden on management and team members. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
15. Subsequent Event
On March 2, 2026, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $400.0 million of its Class A common stock. The program may be modified, suspended, or terminated at any time and does not obligate the Company to repurchase any specific amount. The Company expects to fund repurchases with existing cash, cash equivalents, short-term investments, and ongoing cash from operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ("certifying officers") have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2026. Our certifying officers concluded that our disclosure controls and procedures were effective as of January 31, 2026.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management, with participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2026 using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 31, 2026.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Sytse Sijbrandij 10b5-1 Plan
On December 19, 2025, Sytse Sijbrandij, Executive Chair of the Board of Directors, entered into, through Mr. Sibrandij’s revocable trust (the “Trust”), a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Sijbrandij Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock (resulting from the conversion of shares of the Company’s Class B common stock). The Sijbrandij Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sijbrandij Rule 10b5-1 Plan provides for the potential sale of approximately 1,394,400 shares, which reflects the aggregate number of shares of the Company’s Class A common stock resulting from the conversion of shares of the Company’s Class B common stock, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Sijbrandij Rule 10b5-1 Plan, between April 15, 2026 and March 17, 2027.
The Sijbrandij Rule 10b5-1 Plan includes a representation from Mr. Sijbrandij, on behalf of Trust, to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Sijbrandij Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Sijbrandij Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Sijbrandij Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Sijbrandij was unaware, or with respect to any material nonpublic information acquired by Mr. Sijbrandij or the Company after the date of the representation.
Once executed, transactions under each of the Sijbrandij Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Sijbrandij or other officers or directors of the Company.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended January 31, 2026 in connection with our 2026 annual meeting of shareholders, or the Proxy Statement, and is incorporated herein by reference.
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
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the deferred tax valuation allowance for the fiscal years ended January 31, 2026, 2025, and 2024:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2026
Deferred tax valuation allowance	$323,710	$6,436	$—	$330,146
Year ended January 31, 2025
Deferred tax valuation allowance	$328,385	$—	$4,675	$323,710
Year ended January 31, 2024
Deferred tax valuation allowance	$159,470	$168,915	$—	$328,385
(3) Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation 2024 of GitLab Inc., as amended	10-Q	001-40895	3.1	9/3/2024
3.2	Amended and Restated Bylaws of GitLab Inc.	8-K	001-40895	3.1	12/15/2022
4.1	Form of Class A Common Stock Certificate of GitLab Inc.	S-1/A	333-259602	4.1	10/12/2021
4.2	Form of Class B Common Stock Warrant	S-1/A	333-259602	4.3	10/4/2021
4.3	Description of Registrant’s Securities	10-K	001-40895	4.4	4/8/2022
10.1†	Form of Indemnification Agreement between GitLab Inc. and each of directors and executive officers	S-1	333-259602	10.1	9/17/2021
10.2†	GitLab Inc. 2015 Equity Incentive Plan and related form agreements	S-1	333-259602	10.2	9/17/2021
10.3†	GitLab Inc. 2021 Equity Incentive Plan and related form agreements	10-K	001-40895	10.3	3/26/2024

10.4†	GitLab Inc. 2021 Employee Stock Purchase Plan	10-Q	001-40895	10.4	6/7/2022
10.5†	Form of Offer Letter between GitLab Inc. and each of its named executive officers	S-1/A	333-259602	10.5	10/4/2021
10.6†‡	Form of Global Performance Stock Unit Award Agreement	10-Q	001-40895	10.6	9/7/2022
10.7†	GitLab Inc. Amended and Restated Separation Benefit Plan	8-K	001-40895	10.1	6/25/2024
10.8†	Offer Letter by and between GitLab Inc. and William Staples	10-K	001-40895	10.8	3/21/2025
10.9#	Right of First Refusal Agreement					X
10.10†	Separation Agreement by and between GitLab Inc. and Sabrina Farmer					X
19.1	GitLab Inc. Insider Trading Policy	10-K	001-40895	19.1	3/21/2025
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	GitLab Inc. Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-40895	97.1	3/26/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X
† Indicates management contract or compensatory plan.

# Registrant has omitted portions of the exhibit (indicated by “[**]”) as permitted under Item 601(b)(10) of Regulation S-K.

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

GITLAB INC.
Date: March 17, 2026
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: March 17, 2026
	By:	/s/ Jessica Ross
Name: Jessica Ross
Title: Chief Financial Officer
Date: March 17, 2026
	By:	/s/ Simon Mundy
Name: Simon Mundy
Title: Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jessica Ross and Robin Schulman, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Staples	Chief Executive Officer	March 17, 2026
William Staples	(principal executive officer)

/s/ Jessica Ross	Chief Financial Officer	March 17, 2026
Jessica Ross	(principal financial officer)

/s/ Simon Mundy	Chief Accounting Officer	March 17, 2026
Simon Mundy	(principal accounting officer)

/s/ Sytse Sijbrandij	Director	March 17, 2026
Sytse Sijbrandij

/s/ Sundeep Bedi	Director	March 17, 2026
Sundeep Bedi

/s/ Karen Blasing	Director	March 17, 2026
Karen Blasing

/s/ Sue Bostrom	Director	March 17, 2026
Sue Bostrom

/s/ David Henshall	Director	March 17, 2026
David Henshall

/s/ Matthew Jacobson	Director	March 17, 2026
Matthew Jacobson

/s/ Merline Saintil	Director	March 17, 2026
Merline Saintil

/s/ Godfrey Sullivan	Director	March 17, 2026
Godfrey Sullivan