Form 10-Q
period 2026-04-30
Gitlab Inc.
filed 2026-06-02
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 19, 2026, the number of shares of the registrant’s Class A common stock outstanding was 167.8 million and the number of shares of the registrant’s Class B common stock outstanding was 1.1 million.
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
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
•We engage our team members in various ways, including direct hires, through PEOs and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30, 2026(1)	January 31, 2026(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$335,395	$229,576
Short-term investments	1,022,117	1,030,327
Accounts receivable, net of allowance for doubtful accounts of $1,019 and $967 as of April 30, 2026 and January 31, 2026, respectively	200,302	304,301
Deferred contract acquisition costs, current	39,108	42,676
Prepaid expenses and other current assets	42,483	48,899
Total current assets	1,639,405	1,655,779
Property and equipment, net	12,777	11,815
Goodwill	17,798	17,379
Intangible assets, net	7,759	9,774
Deferred contract acquisition costs, non-current	23,810	23,705
Other non-current assets	3,984	4,295
TOTAL ASSETS	$1,705,533	$1,722,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,847	$9,205
Accrued expenses and other current liabilities	72,680	58,185
Accrued compensation and benefits	28,538	39,657
Deferred revenue, current	532,983	545,096
Total current liabilities	643,048	652,143
Deferred revenue, non-current	23,991	26,994
Other non-current liabilities	7,108	7,362
TOTAL LIABILITIES	674,147	686,499
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized; no shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized; 152,614 and 153,336 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized; 16,250 and 16,732 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	—	—
Additional paid-in capital	2,209,247	2,207,361
Accumulated deficit	(1,228,542)	(1,223,570)
Accumulated other comprehensive income	4,499	6,877
Total GitLab stockholders’ equity	985,204	990,668
Noncontrolling interests	46,182	45,580
TOTAL STOCKHOLDERS’ EQUITY	1,031,386	1,036,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,705,533	$1,722,747
___________
(1) As of April 30, 2026 and January 31, 2026, the condensed consolidated balance sheets include assets of the condensed consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $40.6 million and $41.0 million, respectively, and liabilities of $6.6 million and $7.1 million respectively. The assets of JiHu can be used only to settle obligations of JiHu and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 10. Joint Venture” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription—self-managed and SaaS	$239,306	$194,481
License—self-managed and other	24,852	20,028
Total revenue	264,158	214,509
Cost of revenue:
Subscription—self-managed and SaaS	30,591	19,268
License—self-managed and other	6,897	5,767
Total cost of revenue	37,488	25,035
Gross profit	226,670	189,474
Operating expenses:
Sales and marketing	119,358	107,587
Research and development	71,482	65,410
General and administrative	51,579	51,087
Total operating expenses	242,419	224,084
Loss from operations	(15,749)	(34,610)
Interest income	11,947	10,862
Other income (expense), net	255	(9,971)
Loss before income taxes	(3,547)	(33,719)
Provision for income taxes	2,032	2,539
Net loss	$(5,579)	$(36,258)
Net loss attributable to noncontrolling interest	(607)	(383)
Net loss attributable to GitLab	$(4,972)	$(35,875)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	$(0.03)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	169,948	164,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025

Net loss	$(5,579)	$(36,258)
Foreign currency translation adjustments	(18)	6,197
Net change in unrealized gains (losses) on available-for-sale securities	(2,047)	410
Comprehensive loss including noncontrolling interest	$(7,644)	$(29,651)
Net loss attributable to noncontrolling interest	(607)	(383)
Foreign currency translation adjustments attributable to noncontrolling interest	313	(442)
Comprehensive loss attributable to noncontrolling interest	(294)	(825)
Comprehensive loss attributable to GitLab	$(7,350)	$(28,826)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2026	153,336	$—	16,732	$—	$2,207,361	$(1,223,570)	$6,877	$45,580	$1,036,248
Conversion of Class B common stock to Class A common stock	660	—	(660)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	178	—	2,373	—	—	—	2,373
Issuance of common stock related to RSUs and PSUs vested	963	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(7)	—	—	—	(160)	—	—	—	(160)
Common stock repurchased	(2,379)	—	—	—	(50,313)	—	—	—	(50,313)
Charitable donation of common stock	41	—	—	—	821	—	—	—	821
Stock-based compensation expense	—	—	—	—	49,165	—	—	896	50,061
Other comprehensive income (loss)	—	—	—	—	—	—	(2,378)	313	(2,065)
Net loss	—	—	—	—	—	(4,972)	—	(607)	(5,579)
Balances at April 30, 2026	152,614	$—	16,250	$—	$2,209,247	$(1,228,542)	$4,499	$46,182	$1,031,386

	Three Months Ended April 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	622	—	(622)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	357	—	3,338	—	—	—	3,338
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	787	—	—	—	—	—	—	—	—
Charitable donation of common stock	41	—	—	—	1,739	—	—	—	1,739
Vesting of early exercised stock options	—	—	—	—	38	—	—	—	38
Stock-based compensation expense	—	—	—	—	55,984	—	—	(157)	55,827
Change in noncontrolling interest ownership	—	—	—	—	98	—	—	(98)	—
Other comprehensive income (loss)	—	—	—	—	—	—	7,049	(442)	6,607
Net loss	—	—	—	—	—	(35,875)	—	(383)	(36,258)
Balances at April 30, 2025	145,894	$—	19,203	$—	$2,013,228	$(1,203,489)	$(1,459)	$44,317	$852,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(5,579)	$(36,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	50,061	55,827
Charitable donation of common stock	821	1,739
Amortization of intangible assets	2,015	2,020
Depreciation and amortization	1,295	556
Amortization of deferred contract acquisition costs	12,924	13,899
Net amortization of premiums or discounts on short-term investments	(324)	(2,996)
Unrealized foreign exchange loss (gain), net	(1,011)	9,901
Other non-cash expense, net	189	208
Changes in assets and liabilities:
Accounts receivable	103,356	65,928
Prepaid expenses and other current assets	6,387	1,527
Deferred contract acquisition costs	(9,745)	(8,126)
Other non-current assets	228	379
Accounts payable	(353)	3,586
Accrued expenses and other current liabilities	14,451	9,979
Accrued compensation and benefits	(10,970)	(13,084)
Deferred revenue	(14,288)	1,205
Other non-current liabilities	(260)	12
Net cash provided by operating activities	149,197	106,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(222,196)	(245,952)
Proceeds from maturities of short-term investments	218,824	163,606
Proceeds from sales of short-term investments	9,922	1,367
Additions to property and equipment	(2,393)	(912)
Net cash provided by (used in) investing activities	4,157	(81,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	2,373	3,328
Common stock repurchased	(50,048)	—
Payments for taxes related to net share settlement of equity awards	(160)	—
Net cash provided by (used in) financing activities	(47,835)	3,328
Impact of foreign exchange on cash and cash equivalents	300	331
Net increase in cash and cash equivalents	105,819	28,070
Cash and cash equivalents at beginning of period	229,576	227,649
Cash and cash equivalents at end of period	$335,395	$255,719
Supplemental disclosure of cash flow information:
Cash refunds for income taxes related to the bilateral advance pricing agreement	$(77)	$(1,293)
Other cash paid for income taxes	$139	$(2)
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property and equipment in accounts payable and accrued expenses	$—	$135
Excise tax on share repurchases included in accrued expenses	$265	—
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
Fiscal Year
The Company's fiscal year ends on January 31. For example, references to fiscal year 2027 and 2026 refer to the fiscal year ending January 31, 2027 and the fiscal year ended January 31, 2026, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allocation of revenue to the license element in the Company's self-managed subscriptions, stock-based compensation, estimating the amortization period for capitalized costs to obtain a contract, allowance for doubtful accounts, taxation of intangible property in company formation, merger, or acquisition transactions, realizability of deferred income tax assets, reserves for unrecognized income tax benefits, and impairment of goodwill and long-lived assets. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2026		2025
Subscription—self-managed and SaaS	$239,306	90%	$194,481	91%
Subscription—self-managed	151,082	57	130,296	61
SaaS	88,224	33	64,185	30
License—self-managed and other	$24,852	10%	$20,028	9%
License—self-managed	18,190	7	15,028	7
Professional services and other	6,662	3	5,000	2
Total revenue	$264,158	100%	$214,509	100%
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended April 30,
	2026	2025
United States	$217,645	$176,886
Europe	39,924	33,078
Asia Pacific	6,589	4,545
Total revenue	$264,158	$214,509
Deferred Revenue and Contract Assets
During the three months ended April 30, 2026 and 2025, $213.2 million and $161.7 million, respectively, of revenue was recognized, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
Contract assets were $3.3 million and $4.5 million as of April 30, 2026 and January 31, 2026, respectively, and are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations
As of April 30, 2026, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $1.1 billion. As of April 30, 2026, the Company expects to recognize approximately 64% over the next 12 months and 90% over the next 24 months.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. At times, cash deposits may be in excess of insured limits. The Company believes that the financial institutions or corporations that hold its cash, cash equivalents and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company maintains allowances for potential credit losses on accounts receivable when deemed necessary.
The Company uses various distribution channels. As of April 30, 2026, three channel partners represented 18%, 15% and 13% of the accounts receivable balance, respectively, while as of January 31, 2026, two channel partners represented 17% and 13% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of April 30, 2026 and January 31, 2026.
There were no individual customers whose revenue represented more than 10% of total revenue during the three months ended April 30, 2026 and 2025.
4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and available-for-sale short-term investments by significant investment category as of April 30, 2026 (in thousands):

	As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$275,248	$—	$—	$275,248
Total cash equivalents (1)	275,248	—	—	275,248
Level 2:
Short-term investments
Commercial paper	2,413	—	(1)	2,412
Corporate debt securities	366,841	179	(398)	366,622
U.S. Agency securities	92,566	16	(142)	92,440
U.S. Treasury securities	528,284	204	(456)	528,032
Total short-term investments	990,104	399	(997)	989,506
Total cash equivalents and short-term investments	$1,265,352	$399	$(997)	$1,264,754
(1) Included in “cash and cash equivalents” in the condensed consolidated balance sheet as of April 30, 2026, in addition to cash of $60.1 million.
The following table summarizes equity securities classified as short-term investments held by JiHu, the company’s consolidated joint venture (in thousands):

	Level	Fair Value
Wealth Management Products	2	$32,611
JiHu does not have significant influence or control over these investees. These equity securities have readily determinable fair values, are classified as Level 2 financial instruments, and are measured at fair value, with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations. All equity securities have been classified as current, based on management’s ability to use the funds in current operations. Refer to Note 10. Joint Venture for further information on JiHu.

The following table summarizes the Company’s cash equivalents and available-for-sale short-term investments by significant investment category as of January 31, 2026 (in thousands):

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
(1) Included in “cash and cash equivalents” in the condensed consolidated balance sheet as of January 31, 2026, in addition to cash of $76.8 million.
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. The fair value of the Company’s equity securities held by JiHu is determined based on net asset value ("NAV"). As of April 30, 2026 and January 31, 2026, the Company did not have any Level 3 financial instruments.
The Company uses the specific-identification method to determine any realized gains or losses from the sale of the Company’s short-term investments classified as available-for-sale. For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
During the three months ended April 30, 2026 and 2025, the Company recorded $11.9 million and $10.9 million of interest income on cash and cash equivalents and short-term investments, respectively, which includes $0.3 million and $3.0 million of net amortization of premiums or discounts on short-term investments during the three months ended April 30, 2026 and 2025, respectively.
The following table summarizes unrealized losses on the Company’s cash equivalents and available-for-sale short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 30, 2026
U.S. Agency securities	$63,629	$(142)	$—	$—	$63,629	$(142)
Commercial paper	2,412	(1)	—	—	2,412	(1)
Corporate debt securities	214,667	(398)	—	—	214,667	(398)
U.S. Treasury securities	226,997	(456)	—	—	226,997	(456)
Total cash equivalents and short-term investments	$507,705	$(997)	$—	$—	$507,705	$(997)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
January 31, 2026
U.S. Agency securities	$38,754	$(28)	$—	$—	$38,754	$(28)
Commercial paper	4,976	—	—	—	4,976	—
Corporate debt securities	53,640	(35)	—	—	53,640	(35)
U.S. Treasury securities	73,619	(21)	—	—	73,619	(21)
Total cash equivalents and short-term investments	$170,989	$(84)	$—	$—	$170,989	$(84)
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities (in thousands):

	April 30, 2026		January 31, 2026
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$619,164	$619,386	$610,087	$611,036
Due between 1 year to 2 years	370,940	370,120	418,791	419,291
Total	$990,104	$989,506	$1,028,878	$1,030,327
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.

5. Supplemental Financial Statement Information
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2026	2025
Foreign exchange gains (losses), net	$536	$(9,954)
Other expense, net	(281)	(17)
Total other income (expense), net	$255	$(9,971)
6. Acquisitions
In March 2024, the Company acquired Oxeye Security Limited for $20.3 million. The acquisition includes a $3.2 million founder holdback payable over three years, recognized as compensation expense.
During the three months ended April 30, 2026, the milestone attached to the second payment tranche was achieved and $1.1 million was paid out to the two co-founders. The Company recorded founder holdback compensation expense of $0.3 million and $0.1 million for the three months ended April 30, 2026 and 2025, respectively, in general and administrative expenses in the condensed consolidated statements of operations.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$17,379
Foreign currency translation adjustments	419
Balance as of April 30, 2026	$17,798
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

April 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$16,713	$(11,666)	$5,047	0.9
Developed technology from asset acquisitions	7,660	(4,948)	2,712	1.1
Total	$24,373	$(16,614)	$7,759

January 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$16,713	$(10,289)	$6,424	1.2
Developed technology from asset acquisitions	7,660	(4,310)	3,350	1.3
Total	$24,373	$(14,599)	$9,774
Amortization expense was $2.0 million for each of the three months ended April 30, 2026 and 2025, respectively.
As of April 30, 2026, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
Remainder of 2027	$6,045
2028	1,714
Total future amortization	$7,759
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $2.4 million and $2.3 million for the three months ended April 30, 2026 and 2025, respectively.
9. Equity
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan (together the “Plans”). Effective February 1, 2026, the number of shares available under the 2021 Plan was automatically increased by 8,503,382 shares pursuant to the terms of the 2021 Plan.
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

Share Repurchase Program
In March 2026, the Company's Board of Directors authorized the repurchase of up to $400.0 million of the Company's Class A common stock (the "2026 Repurchase Program"). The 2026 Repurchase Program may be modified, suspended, or terminated at any time and does not require the Company to repurchase any specific number or dollar amount of shares. Repurchases may be made from time to time in the open market, through privately negotiated transactions, through Rule 10b5-1 trading plans, or by other means, subject to market conditions, applicable legal requirements, and the Company's capital allocation priorities.
During the three months ended April 30, 2026, the Company repurchased 2,378,892 shares of its Class A common stock for an aggregate consideration of $50.0 million (including commissions) at an average price of $21.04 per share. Repurchased shares were retired immediately upon settlement. As of April 30, 2026, $350.0 million remained available for repurchase under the 2026 Repurchase Program.
Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2026	4,011	$15.38	4.27	$78.6
Options exercised	(178)	13.35
Options canceled	(12)	23.19
Balances at April 30, 2026	3,821	$15.45	4.04	$25.9
Options vested at April 30, 2026	3,796	$15.44	4.03	$25.8
Options vested and expected to vest at April 30, 2026	3,821	$15.45	4.04	$25.9
During the three months ended April 30, 2026 and 2025, the Company recorded $3.7 million and $4.9 million stock-based compensation expense related to options, respectively.
As of April 30, 2026, total unrecognized stock-based compensation cost related to stock options of $0.7 million is expected to be recognized over a weighted-average period of 0.1 years.
The following table summarizes the Company’s RSU activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2026	8,505	$47.15
Granted	3,600	22.78
Vested	(963)	48.47
Canceled/forfeited	(668)	46.80
Balances at April 30, 2026	10,474	$38.68
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis.

During the three months ended April 30, 2026 and 2025, the Company recorded $41.4 million and $45.1 million stock-based compensation expense related to RSUs, respectively.
As of April 30, 2026, total unrecognized stock-based compensation cost related to RSUs of $380.7 million is expected to be recognized over a weighted-average period of 2.9 years.
PSUs
During the three months ended April 30, 2026, the Company granted 1.6 million PSUs with a weighted-average grant date fair value of $21.92 per share to certain members of its executive leadership team subject to the achievement of specified performance targets and continuous service through the applicable vesting dates. The performance condition has to be achieved in fiscal year 2027 and the service condition must be met on each vest date.
During the three months ended April 30, 2026, the Company granted 0.8 million PSUs to certain members of its executive leadership team subject to the achievement of a specified market condition based on the Company's relative total shareholder return ("TSR") and continuous service through the applicable vesting dates. The Company estimated the aggregate grant date fair value of $25.52 per share on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 57.16% and (ii) risk-free interest rate of 3.85%. Provided that the requisite service is rendered, the total fair value of the awards at the date of grant will be recognized as compensation expense on a straight-line basis over the requisite service period, even if the market condition is not achieved.
During the three months ended April 30, 2026 and 2025, the Company recorded total stock-based compensation expense of $0.4 million and $3.5 million, respectively.
As of April 30, 2026, total unrecognized stock-based compensation expense related to PSUs was $35.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members. Effective February 1, 2026, the number of shares available under the ESPP was automatically increased by 1,700,677 shares pursuant to the terms of the ESPP.
The Company recorded $3.5 million and $2.5 million of stock-based compensation expense related to the ESPP during the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, approximately $13.2 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.6 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue	$2,864	$1,929
Sales and marketing	17,445	22,091
Research and development	13,630	14,272
General and administrative	16,122	17,535
Total stock-based compensation expense (1)	$50,061	$55,827
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 10. Joint Venture” for further discussion.

The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for each of the three months ended April 30, 2026 and 2025, respectively.
Charitable Donation of Common Stock
In September 2021, the Company’s board of directors approved the reservation of up to 1,635,545 shares of Class A common stock for issuance to charitable organizations. In March 2026 and 2025, the Company’s board of directors approved annual donations of 163,556 and 163,555 shares of Class A common stock to the GitLab Foundation (the “Foundation”), a California nonprofit public benefit corporation, respectively. The Foundation is also a related party as certain of the Company’s officers serve as directors of the Foundation. These donations shall occur in four equal quarterly distributions.
During the three months ended April 30, 2026 and 2025, the Company donated 40,889 shares of Class A common stock at fair value to the Foundation in each period presented. The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $0.8 million and $1.7 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended April 30, 2026 and 2025, respectively.

10. Joint Venture
The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of April 30, 2026 and 2025, the Company retained control over JiHu with its equity stake at approximately 54% for each period presented.
JiHu maintains employee stock option plans for its employees (the "JiHu ESOPs"). Compensation costs related to these awards are recognized on a graded attribution method, as the grants include a performance condition.
During the three months ended April 30, 2026 and 2025, the Company recorded $0.9 million stock-based compensation expense and net gain of $0.2 million, respectively.
As of April 30, 2026, approximately $2.0 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 2.1 years.
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended April 30,
	2026	2025

Revenue	$2,537	$1,885
Cost of revenue	529	524
Gross profit	2,008	1,361
Operating expenses:
Sales and marketing	1,507	1,472
Research and development	601	(381)
General and administrative	1,315	1,288
Total operating expenses	3,423	2,379
Loss from operations	(1,415)	(1,018)
Interest income	107	165
Other income (expense), net	(13)	26
Net loss before income taxes	(1,321)	(827)
Provision for income taxes	1	1
Net loss	$(1,322)	$(828)

Net loss attributable to noncontrolling interest	$(607)	$(383)

	April 30, 2026	January 31, 2026

Cash and cash equivalents	$4,970	$37,179
Short Term Investments	32,611	—
Property and equipment, net	287	465
Other assets	2,769	3,342
Total assets	$40,637	$40,986

Total liabilities	$6,591	$7,086

11. Income Taxes
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBBA modified certain business deductions, including allowing for immediate expensing of U.S. research & development (“R&D”) expenditures, effective in the Company’s current fiscal year. The OBBBA also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in this fiscal year. The immediate expensing of U.S. R&D expenditures had a favorable impact on the Company’s domestic tax liability. The Company will continue to evaluate the impact of the OBBBA on the Company’s condensed consolidated financial statements.
For the three months ended April 30, 2026 and 2025, the Company recorded income tax expense of $2.0 million and $2.5 million on pretax loss of $3.5 million and $33.7 million, respectively. The income tax expense for the three months ended April 30, 2026 and 2025 was primarily related to the Company’s foreign operations.
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
As of April 30, 2026, unrecognized tax benefits were $31.5 million, of which $10.8 million would affect the effective tax rate if recognized. As of January 31, 2026, the unrecognized tax benefits were $31.3 million, of which $10.6 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the remaining long-term payments or the amount by which the liability will increase or decrease.
It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $7.3 million as of April 30, 2026 and $7.2 million as of January 31, 2026, respectively.
As of April 30, 2026, the Company’s U.S. federal 2018 through 2025 tax years were open and subject to potential examination in one or more jurisdictions. In addition, in the United States, any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years are currently open from tax years 2019 to 2024, subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
12. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to GitLab	$(4,972)	$(35,875)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	169,948	164,491
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.03)	$(0.22)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	April 30, 2026	April 30, 2025
Shares subject to outstanding common stock options	3,821	5,526
Unvested early exercised stock options	—	1
Unvested RSUs and PSUs	12,324	10,775
Shares subject to the ESPP	340	186
Total	16,485	16,488
13. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations represent third-party non-cancelable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements. There were no material changes to the Company's non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, other than a new $10.0 million, one-year agreement with a third-party cloud services provider entered into during the three months ended April 30, 2026.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of April 30, 2026 and January 31, 2026, the estimated liability relating to these matters was

$0.9 million, recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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
14. Subsequent Events
On June 1, 2026, the board of directors of the Company approved a restructuring plan (the “Plan”). The Company anticipates approximately 14% of its global workforce as of January 31, 2026 may be impacted by the Plan. The Plan is intended to help position the Company for long-term success by realigning its operating structure to optimize execution against its strategic priorities. The Company also expects to exit 22 countries to reduce its team member geographic footprint by approximately 37%. As a result of the Plan, the Company expects to incur approximately $30 million to $35 million in pre-tax restructuring charges, consisting primarily of one-time severance, employee termination benefit costs, and retention costs associated with the execution of the Plan, of which approximately $19 million is expected to be incurred in the second quarter of fiscal year 2027, with the majority of the remainder expected to be recognized over the following three quarters. The Company expects the Plan to be substantially complete by the end of fiscal 2027. Additional costs associated with the Plan may be identified and will be disclosed when reasonably estimable. The charges that the Company expects to incur are subject to a number of assumptions, including legal requirements in various jurisdictions.
On May 14, 2026, the Company’s Executive Chair Sytse Sijbrandij converted 15,134,451 shares of Class B common stock into 15,134,451 shares of Class A common stock. Each share of Class B common stock carries 10 votes per share and is convertible into one share of Class A common stock, which carries one vote per share. Following the conversion, Mr. Sijbrandij remains the Company's largest individual Class A shareholder.

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
We serve teams of all sizes, scopes, and complexities. As a result, we have more than 50 million registered users, and approximately 50% of the Fortune 100 companies are GitLab customers1. We define our active customers as those with more than $5,000 of Annual Recurring Revenue, or ARR, in a given period, who we refer to as our Base Customers. A single organization with separate subsidiaries, segments, or divisions that uses our platform is considered a single customer for determining ARR.
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

Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The GitLab platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The GitLab platform every month and, as of April 30, 2026, had done so for the last 175 months. We intend to continue releasing new software on a monthly cadence.
We also intend to continue investing in research and development to further enhance The GitLab platform and sustain our innovation and technology leadership. We have a history of investing in our open source community and intend to continue to leverage our open core software to accelerate innovation. We also intend to continue to add headcount to our research and development team to extend the functionality and range of The GitLab platform by bringing new and improved products and services to our customers.
We expect our research and development expenses to increase on an absolute basis in future periods. We foresee that such investment in research and development will contribute to our long-term growth, but may also negatively impact our short-term profitability. As engaged members of the GitLab open-source community, our contributors often serve as subject matter experts at market-leading developer events and The GitLab platform is presented on the cutting edge of innovation. We intend to continue to invest in building out this community to foster more contributions and collaboration in the space. Our open source community, in turn, accelerates our ability to innovate and provide a better platform to our customers. We intend to expend additional resources in the future to continue enhancing The GitLab platform and introducing new products, features and functionality.
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The GitLab platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to a GitLab platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 10,831 as of April 30, 2026 from 10,104 as of April 30, 2025, an increase of 7% and our $100,000 ARR customers increased to 1,519 as of April 30, 2026 from 1,288 as of April 30, 2025, an increase of 18%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
Our operating results and growth prospects will depend in part on our ability to attract new customers. While we believe we have a significant market opportunity that The GitLab platform addresses, we will need to continue to invest in sales and marketing, research and development, and customer support to further grow our customer base, both in the United States and internationally. We believe that we have more than 50 million registered users, which includes users of our free tier offering, providing a base of potential new customers. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers.
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The GitLab platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of April 30, 2026 and 2025, our Dollar-Based Net Retention Rate was 117% and 122%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
We plan to continue investing in sales and marketing, with a focus on expanding usage of our platform with our existing customers. We believe that this expansion will provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers. Our future revenue growth and our ability to achieve and maintain profitability is dependent upon our ability to continue landing new customers, expanding the adoption of The GitLab platform by additional users within their organizations, selling add-on offerings, and upgrading customers to higher-priced tiers. Ultimately, our ability to increase sales to existing customers will depend on several factors, including our customers’ satisfaction with The GitLab platform, our pricing, competition, and overall changes in our customers’ spending levels.
Partnerships, Alliances, Channels, and Integrations
We believe that our further growth depends in part on our ability to build and maintain successful partnerships, alliances, channels and integrations. We are continuously investing in developing a strong ecosystem and partner network, comprised of cloud and technology partners, resellers, and system integrators, as a way to expand our go-to-market strategy. We plan to continue investing in and developing these relationships to broaden our distribution footprint and drive greater awareness of our brand and The GitLab platform. We believe that these partnerships will extend our sales reach and provide product and technology integrations that will accelerate implementation of The GitLab platform in the United States and internationally. While expending resources in developing these partnerships and alliances may adversely impact our short-term profitability, we believe these investments will lead to longer term growth for the business as a whole.
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

	As of April 30,
	2026	2025
Dollar-Based Net Retention Rate	117%	122%
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

	As of April 30,
	2026	2025
$100,000 ARR customers	1,519	1,288
Components of Our Results of Operations
Revenue
Subscription - self-managed and SaaS
Subscription revenue primarily consists of support, maintenance, upgrades, and updates on a when-and-if-available basis for our self-managed offering and the right to access our product in a cloud-based-infrastructure that we host for our SaaS offering. Subscription revenue is recognized ratably over the contractual term as the performance obligation is satisfied.
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
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription—self-managed and SaaS	$239,306	$194,481
License—self-managed and other	24,852	20,028
Total revenue	264,158	214,509
Cost of revenue:(1)
Subscription—self-managed and SaaS	30,591	19,268
License—self-managed and other	6,897	5,767
Total cost of revenue	37,488	25,035
Gross profit	226,670	189,474
Operating expenses:
Sales and marketing(1)	119,358	107,587
Research and development(1)	71,482	65,410
General and administrative(1)	51,579	51,087
Total operating expenses	242,419	224,084
Loss from operations	(15,749)	(34,610)
Interest income	11,947	10,862
Other income (expense), net	255	(9,971)
Loss before income taxes	(3,547)	(33,719)
Provision for income taxes	2,032	2,539
Net loss	$(5,579)	$(36,258)
Net loss attributable to noncontrolling interest(2)	(607)	(383)
Net loss attributable to GitLab	$(4,972)	$(35,875)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Cost of revenue	$2,864	$1,929
Sales and marketing	17,445	22,091
Research and development	13,630	14,272
General and administrative	16,122	17,535
Total stock-based compensation expense	$50,061	$55,827
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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended April 30,
	2026	2025

Revenue	100%	100%
Cost of revenue	14	12
Gross profit	86	88
Operating expenses:
Sales and marketing	45	50
Research and development	27	30
General and administrative	20	24
Total operating expenses	92	104
Loss from operations	(6)	(16)
Interest income	5	5
Other income (expense), net	—	(5)
Loss before income taxes	(1)	(16)
Provision for income taxes	1	1
Net loss	(2)%	(17)%
Net loss attributable to noncontrolling interest	—%	—%
Net loss attributable to GitLab	(2)%	(17)%

Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Subscription—self-managed and SaaS	$239,306	$194,481	$44,825	23%
License—self-managed and other	24,852	20,028	4,824	24
Total revenue	$264,158	$214,509	$49,649	23%
Revenue increased $49.6 million, or 23%, to $264.2 million for the three months ended April 30, 2026 from $214.5 million for the three months ended April 30, 2025. The increase was primarily due to the ongoing demand for the GitLab platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of April 30, 2026 and 2025, our expansion is reflected by our Dollar-Based Net Retention Rate being 117% and 122%, respectively. We had 1,519 customers with ARR over $100,000 as of April 30, 2026, increasing from 1,288 customers with ARR over $100,000 as of April 30, 2025.
Revenue attributed to our variable interest entity, JiHu, was $2.5 million and $1.9 million for the three months ended April 30, 2026 and 2025, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$37,488	$25,035	$12,453	50%
Gross profit	226,670	189,474	37,196	20
Gross margin	86%	88%		(2)%
Cost of revenue increased by $12.5 million, to $37.5 million for the three months ended April 30, 2026 from $25.0 million for the three months ended April 30, 2025, primarily due to an increase of $7.5 million in third party hosting costs for SaaS and cloud usage. The remaining change was primarily attributable to an increase of $3.8 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $0.9 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). Gross margin decreased by 2% to 86% for the three months ended April 30, 2026 compared to 88% for the three months ended April 30, 2025.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.5 million for each of the three months ended April 30, 2026 and 2025. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing expenses	$119,358	$107,587	$11,771	11%
Sales and marketing expenses increased by $11.8 million, to $119.4 million for the three months ended April 30, 2026 from $107.6 million for the three months ended April 30, 2025, primarily due to an increase of $6.3 million in hosting expenses and an increase of $5.9 million from company events. This was partially offset by a decrease of $2.0 million in personnel-related expenses, driven by a decrease of $4.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below).
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $1.5 million for each of the three months ended April 30, 2026 and 2025. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development expenses	$71,482	$65,410	$6,072	9%
Research and development expenses increased by $6.1 million, to $71.5 million for the three months ended April 30, 2026 from $65.4 million for the three months ended April 30, 2025, primarily driven by an increase of $2.6 million in hosting expenses and an increase of $2.2 million in personnel-related expenses, driven by an increase in our average research and development headcount and a decrease of $0.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below).
Research and development expenses attributed to our variable interest entity, JiHu, were $0.6 million and $0.4 million for the three months ended April 30, 2026 and 2025, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative expenses	$51,579	$51,087	$492	1%

General and administrative expenses increased by $0.5 million to $51.6 million for the three months ended April 30, 2026 from $51.1 million for the three months ended April 30, 2025, primarily due to an increase of $2.4 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and a decrease of $1.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below). This was partially offset by a decrease of $1.7 million mainly in charitable donations of common stock.
General and administrative expenses attributed to our variable interest entity, JiHu, were $1.3 million for each of the three months ended April 30, 2026 and 2025. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Stock-Based Compensation Expense

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$2,864	$1,929	$935	48%
Sales and marketing	17,445	22,091	(4,646)	(21)
Research and development	13,630	14,272	(642)	(4)
General and administrative	16,122	17,535	(1,413)	(8)
Total stock-based compensation expense	$50,061	$55,827	$(5,766)	(10)%
Stock-based compensation expense decreased by $5.8 million, to $50.1 million for the three months ended April 30, 2026 from $55.8 million for the three months ended April 30, 2025, primarily due to a decrease of $3.7 million of expense from RSUs and $1.1 million related to stock options.
Stock-based compensation attributed to our variable interest entity, JiHu, was an expense of $0.9 million and net gain of $0.2 million for the three months ended April 30, 2026 and 2025, respectively. See “Note 10. Joint Venture” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income	$11,947	$10,862	$1,085	10%

Foreign exchange gains (losses), net	536	(9,954)	10,490	(105)
Other expense, net	(281)	(17)	(264)	1,553
Total other income (expense), net	$255	$(9,971)	$10,226	(103)%
Interest income increased for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to income earned from our cash, cash equivalents, and short-term investments, driven by higher average balances during the three months ended April 30, 2026 compared to the three months ended April 30, 2025.

Foreign exchange gains (losses) increased for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$2,032	$2,539	$(507)	(20.0)%
Effective tax rate	(57.3)%	(7.6)%	(49.7)%
Our effective tax rate decreased by approximately 49.7% for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025. A tax expense is expressed as a negative rate because of our pretax loss. The decrease in tax expense was primarily due to a lower year-to-date pre-tax loss in the current period, which resulted in a smaller interim provision under the estimated annual effective tax rate method.
Our effective tax rate for the three months ended April 30, 2026 was different from the U.S. federal statutory tax rate of 21%, primarily due to the Company’s foreign and domestic operations, Base Erosion Anti-abuse Tax (“BEAT”), nondeductible expenses and losses not benefited, offset by tax credits.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of April 30, 2026 and January 31, 2026, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1,357.5 million and $1,259.9 million, respectively, which were held for working capital and strategic investment purposes. As of April 30, 2026, cash and cash equivalents consist of cash in banks and money markets funds, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.
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

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$149,197	$106,302
Net cash provided by (used in) investing activities	$4,157	$(81,891)
Net cash provided by (used in) financing activities	$(47,835)	$3,328
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated positive cash flows for each of the three months ended April 30, 2026 and 2025 from operating activities.
Cash provided by operating activities during the three months ended April 30, 2026 was $149.2 million, primarily consisting of our net loss of $5.6 million, adjusted for non-cash items of $66.0 million (mainly attributable to stock-based compensation expense of $50.1 million and amortization of deferred contract acquisition costs, net of $12.9 million), and net cash inflows of $88.8 million provided by changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accounts receivable of $103.4 million, the increase in accrued expenses and other current liabilities of $14.5 million, and the decrease in prepaid expenses and other current assets of $6.4 million, partially offset by the decrease in deferred revenue of $14.3 million, the decrease in accrued compensation and benefits of $11.0 million, and the increase in deferred contract acquisition costs of $9.7 million. These changes primarily reflect our strong collections activity following high billings in the fourth quarter of fiscal 2026, driving the reduction in accounts receivable, while the increase in accrued expenses primarily relates to ESPP contributions and research and development expenses.
Cash provided by operating activities during the three months ended April 30, 2025 was $106.3 million, primarily consisting of our net loss of $36.3 million, adjusted for non-cash items of $81.2 million (mainly attributable to stock-based compensation expense of $55.8 million and amortization of deferred contract acquisition costs, net of $13.9 million), and net cash inflows of $61.4 million provided by changes of our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease of accounts receivable of $65.9 million, the increase in accrued expenses and other liabilities of $10.0 million and the increase in accounts payable of $3.6 million, partially offset by the decrease in accrued compensation and related expenses of $13.1 million and the decrease in deferred contract acquisition costs of $8.1 million. These changes primarily reflect our successful collections driving lower accounts receivable and the decrease in accrued compensation is largely due to the payment of prior period commissions and bonuses, while the increase in accrued expenses primarily relates to ESPP contributions and accrued marketing and research and development spending.
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2026 was $4.2 million, primarily consisting of $6.6 million in proceeds from maturities and sales of short-term investments, net of purchases, partially offset by $2.4 million in additions to property and equipment.
Cash used in investing activities during the three months ended April 30, 2025 was $81.9 million, primarily consisting of $81.0 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $0.9 million in purchases of property and equipment.

Financing Activities
Cash used in financing activities during the three months ended April 30, 2026 was $47.8 million, primarily attributable to $50.0 million in repurchases of common stock and $0.2 million of payments for taxes related to net share settlement of equity awards, partially offset by $2.4 million in proceeds from the issuance of common stock upon exercise of stock options.
During the quarter ended April 30, 2026, we repurchased 2,378,892 shares of our Class A common stock for aggregate consideration of $50.0 million under our 2026 Repurchase Program, representing 12.5% of the $400.0 million authorized. We funded these repurchases from the existing cash and short-term investments. As of April 30, 2026, $350.0 million remained available for future repurchases.
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
The following table presents a reconciliation of adjusted free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Computation of adjusted free cash flow (1)
GAAP net cash provided by operating activities	$149,197	$106,302
Less: Additions to property and equipment	(2,393)	(912)
Less: Income tax refunds related to BAPA	(77)	(1,293)
Non-GAAP adjusted free cash flow	$146,727	$104,097
(1) No non-recurring payments related to the formation of JiHu were recorded during the periods presented.
Contractual Obligations and Commitments
For more information regarding our contractual obligations, refer to “Note 13. Commitments and Contingencies” to our condensed consolidated financial statements.

Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 17, 2026.
Recently Issued Accounting Pronouncements
Aside from the new accounting pronouncements already discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, there were no additional pronouncements issued or effective during the period that would materially affect our condensed consolidated financial statements.

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
Interest Rate Risk
As of April 30, 2026 and January 31, 2026, we had $1,357.5 million and $1,259.9 million of cash, cash equivalents, and short-term investments, respectively. As of April 30, 2026 and January 31, 2026, our cash equivalents and short-term investments of $1,357.5 million and $1,259.9 million, respectively, mainly consist of money market funds, treasuries, agency securities, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 30, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $6.8 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 6 months as of April 30, 2026.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of April 30, 2026, we have $24.6 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of April 30, 2026, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 10,831 as of April 30, 2026 from 10,104 as of April 30, 2025. The growth and expansion of our business places a continuous strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the three months ended April 30, 2026 and 2025 was $264.2 million and $214.5 million, respectively, representing a growth rate of 23%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, and our usage (or consumption) billing model. Our historical revenue growth should not be considered indicative of our future performance.
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
These investments may not result in increased revenue in our business. In addition, we have made, or intend to make, investments in AI tools whose costs are subject to third-party pricing increases, usage-based variability, and contractual minimums and if these AI tooling costs increase, our operating expenses and cash flow could be adversely affected. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability.
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
We have incurred losses in each year since our inception, including net losses of approximately $6.3 million, $56.0 million and $5.0 million in fiscal year 2025, 2026 and the three months ended April 30, 2026, respectively. As of April 30, 2026, we had an accumulated deficit of approximately $1.2 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including implementing usage billing, expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, usage billing, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
We face competition in several areas due to the nature of our product. Our product offering is broad across all stages of the software development lifecycle which means we compete with many providers with offerings across all stages. We compete with well-established providers such as Microsoft and Atlassian as well as other companies with offerings in fewer stages, including with respect to both code hosting and code collaboration services, as well as file storage, distribution services, and AI, including AI-native coding tools. Competition in these markets may intensify further as advances in AI enable rapid, low-cost development of software applications.
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
Securities class action litigation, and ensuing shareholder derivative suits, are often instituted against companies following, among other things, periods of volatility in the market price of a company’s securities. Such suits may seek, as applicable, direct, indirect, consequential, punitive or other penalties or monetary damages, injunctive relief, and/or attorneys’ fees. These types of litigation could result in substantial costs, adverse publicity, and a diversion of management’s attention and resources, which could adversely affect our business operating results, or financial condition. Additionally, the cost of directors’ and officers’ liability insurance may increase, which may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, allowance for doubtful accounts, deferred contract acquisition costs, income taxes, impairment of goodwill and long-lived assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel with AI and machine learning backgrounds has been, and we expect it to continue to be, challenging. On June 1, 2026, the board of directors of the Company approved a restructuring plan (the “Plan”). The Company anticipates approximately 14% of its global workforce as of January 31, 2026 may be impacted by the Plan. The Plan is intended to help position the Company for long-term success by realigning its operating structure to optimize execution against its strategic priorities. Any future reduction in force could be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations, or could negatively impact our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business.
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

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture as we continue to evolve, it could harm our ability to foster the innovation, creativity, and teamwork that we believe is important to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2026, the holders of our outstanding Class B common stock hold a substantial majority of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) October 14, 2031, (ii) the death or disability, as defined in our restated certificate of incorporation, of Sytse Sijbrandij, (iii) the date specified by a vote of the holders of two-thirds of the then outstanding shares of Class B common stock and (iv) the first date on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) is less than 5% of the aggregate number of shares of outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the Company in the quarter ended April 30, 2026.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of our Class A common stock during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

Authorization (March 2, 2026)	0	$—	0	$400.0
March 3 – 31, 2026	1,151,979	$20.95	1,151,979	$375.9
April 1 – 30, 2026	1,226,913	$21.12	1,226,913	$350.0
Total	2,378,892	$21.04	2,378,892
(1) On March 2, 2026, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock (the "2026 Repurchase Program"). Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The 2026 Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the 2026 Repurchase Program may be suspended or discontinued at any time at our discretion. All repurchased shares were immediately retired upon settlement. Average price paid per share includes broker commissions; no excise tax is included in the average price per share. As of April 30, 2026, $350.0 million remained available for repurchase under the 2026 Repurchase Program. See Note 9. Equity of this Quarterly Report on Form 10-Q for additional information related to share repurchases
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GITLAB INC.
Date: June 2, 2026
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: June 2, 2026
	By:	/s/ Jessica Ross
Name: Jessica Ross
Title: Chief Financial Officer
Date: June 2, 2026
	By:	/s/ Simon Mundy
Name: Simon Mundy
Title: Chief Accounting Officer