Form 10-Q
period 2026-07-31
Gitlab Inc.
filed 2026-09-02
CIK 1653482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 18, 2026, the number of shares of the registrant’s Class A common stock outstanding was 165.5 million and the number of shares of the registrant’s Class B common stock outstanding was 1.1 million.
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
•our ability to increase adoption of GitLab Flex;
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
•the potential impact of our 2027 Plan; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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
•The implementation of AI, including agentic AI, and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GitLab Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31, 2026(1)	January 31, 2026(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,491	$229,576
Short-term investments	1,030,495	1,030,327
Accounts receivable, net of allowance for doubtful accounts of $1,018 and $967 as of July 31, 2026 and January 31, 2026, respectively	257,343	304,301
Deferred contract acquisition costs, current	39,588	42,676
Prepaid expenses and other current assets	41,138	48,899
Total current assets	1,595,055	1,655,779
Property and equipment, net	11,093	11,815
Goodwill	17,446	17,379
Intangible assets, net	5,744	9,774
Deferred contract acquisition costs, non-current	27,431	23,705
Other non-current assets	5,063	4,295
TOTAL ASSETS	$1,661,832	$1,722,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,955	$9,205
Accrued expenses and other current liabilities	51,580	58,185
Accrued compensation and benefits	46,932	39,657
Deferred revenue and customer advances, current	553,844	545,096
Total current liabilities	662,311	652,143
Deferred revenue, non-current	20,829	26,994
Other non-current liabilities	7,205	7,362
TOTAL LIABILITIES	690,345	686,499
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0000025 par value; 50,000 shares authorized; no shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A Common stock, $0.0000025 par value; 1,500,000 shares authorized; 166,166 and 153,336 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Class B Common stock, $0.0000025 par value; 250,000 shares authorized; 1,115 and 16,732 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Additional paid-in capital	2,190,455	2,207,361
Accumulated deficit	(1,265,386)	(1,223,570)
Accumulated other comprehensive income	460	6,877
Total GitLab stockholders’ equity	925,529	990,668
Noncontrolling interests	45,958	45,580
TOTAL STOCKHOLDERS’ EQUITY	971,487	1,036,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,661,832	$1,722,747
___________
(1) As of July 31, 2026 and January 31, 2026, the condensed consolidated balance sheets include assets of the consolidated variable interest entity, GitLab Information Technology (Hubei) Co., LTD (“JiHu”), of $46.1 million and $41.0 million, respectively, and liabilities of $7.6 million and $7.1 million, respectively. The assets of JiHu can be used only to settle obligations of JiHu, and creditors of JiHu do not have recourse against the general credit of the Company. Refer to “Note 11. Joint Venture” for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	$258,311	$212,684	$497,617	$407,165
License—self-managed and other	27,943	23,276	52,795	43,304
Total revenue	286,254	235,960	550,412	450,469
Cost of revenue:
Subscription—self-managed and SaaS	38,258	21,753	68,849	41,021
License—self-managed and other	7,380	6,752	14,277	12,519
Total cost of revenue	45,638	28,505	83,126	53,540
Gross profit	240,616	207,455	467,286	396,929
Operating expenses:
Sales and marketing	134,363	109,583	253,721	217,170
Research and development	94,980	71,488	166,462	136,898
General and administrative	68,208	44,735	119,787	95,822
Total operating expenses	297,551	225,806	539,970	449,890
Loss from operations	(56,935)	(18,351)	(72,684)	(52,961)
Interest income	12,202	11,511	24,149	22,373
Other income (expense), net	5,406	(911)	5,661	(10,882)
Loss before income taxes	(39,327)	(7,751)	(42,874)	(41,470)
Provision for (benefit from) income taxes	(3,195)	2,245	(1,163)	4,784
Net loss	$(36,132)	$(9,996)	$(41,711)	$(46,254)
Net income (loss) attributable to noncontrolling interest	712	(788)	105	(1,171)
Net loss attributable to GitLab	$(36,844)	$(9,208)	$(41,816)	$(45,083)
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	$(0.22)	$(0.06)	$(0.25)	$(0.27)
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted:	168,703	165,953	169,313	165,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Net loss	$(36,132)	$(9,996)	$(41,711)	$(46,254)
Foreign currency translation adjustments	(2,039)	2,122	(2,057)	8,319
Net change in unrealized losses on available-for-sale securities	(1,766)	(1,582)	(3,813)	(1,172)
Comprehensive loss including noncontrolling interest	$(39,937)	$(9,456)	$(47,581)	$(39,107)
Net income (loss) attributable to noncontrolling interest	712	(788)	105	(1,171)
Foreign currency translation adjustments attributable to noncontrolling interest	234	592	547	150
Comprehensive income (loss) attributable to noncontrolling interest	946	(196)	652	(1,021)
Comprehensive loss attributable to GitLab	$(40,883)	$(9,260)	$(48,233)	$(38,086)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2026	152,614	$—	16,250	$—	$2,209,247	$(1,228,542)	$4,499	$46,182	$1,031,386
Conversion of Class B common stock to Class A common stock	15,380	—	(15,380)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	245	—	2,988	—	—	—	2,988
Issuance of common stock under employee stock purchase plan	261	—	—	—	6,886	—	—	—	6,886
Issuance of common stock related to RSUs and PSUs vested	1,357	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(26)	—	—	—	(748)	—	—	—	(748)
Common stock repurchased	(3,461)	—	—	—	(105,260)	—	—	—	(105,260)
Charitable donation of common stock	41	—	—	—	1,166	—	—	—	1,166
Stock-based compensation expense	—	—	—	—	76,176	—	—	(1,170)	75,006
Other comprehensive income (loss)	—	—	—	—	—	—	(4,039)	234	(3,805)
Net income (loss)	—	—	—	—	—	(36,844)	—	712	(36,132)
Balances at July 31, 2026	166,166	$—	1,115	$—	$2,190,455	$(1,265,386)	$460	$45,958	$971,487

	Three Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2025	145,894	$—	19,203	$—	$2,013,228	$(1,203,489)	$(1,459)	$44,317	$852,597
Conversion of Class B common stock to Class A common stock	612	—	(612)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	285	—	3,951	—	—	—	3,951
Issuance of common stock under employee stock purchase plan	256	—	—	—	8,404	—	—	—	8,404
Issuance of common stock related to RSUs and PSUs vested	1,031	—	—	—	—	—	—	—	—
Charitable donation of common stock	41	—	—	—	1,787	—	—	—	1,787
Vesting of early exercised stock options	—	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	—	—	53,374	—	—	910	54,284
Other comprehensive income (loss)	—	—	—	—	—	—	(52)	592	540
Net loss	—	—	—	—	—	(9,208)	—	(788)	(9,996)
Balances at July 31, 2025	147,834	$—	18,876	$—	$2,080,759	$(1,212,697)	$(1,511)	$45,031	$911,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Six Months Ended July 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2026	153,336	$—	16,732	$—	$2,207,361	$(1,223,570)	$6,877	$45,580	$1,036,248
Conversion of Class B common stock to Class A common stock	16,040	—	(16,040)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	423	—	5,361	—	—	—	5,361
Issuance of common stock under employee stock purchase plan	261	—	—	—	6,886	—	—	—	6,886
Issuance of common stock related to RSUs and PSUs vested	2,320	—	—	—	—	—	—	—	—
Charitable donation of common stock	82	—	—	—	1,987	—	—	—	1,987
Common stock withheld related to net share settlement of equity awards	(33)	—	—	—	(908)	—	—	—	(908)
Common stock repurchased	(5,840)	—	—	—	(155,573)	—	—	—	(155,573)
Stock-based compensation expense	—	—	—	—	125,341	—	—	(274)	125,067
Other comprehensive income (loss)	—	—	—	—	—	—	(6,417)	547	(5,870)
Net income (loss)	—	—	—	—	—	(41,816)	—	105	(41,711)
Balances at July 31, 2026	166,166	$—	1,115	$—	$2,190,455	$(1,265,386)	$460	$45,958	$971,487

	Six Months Ended July 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2025	144,444	$—	19,469	$—	$1,952,031	$(1,167,614)	$(8,508)	$45,397	$821,306
Conversion of Class B common stock to Class A common stock	1,234	—	(1,234)	—	—	—	—	—	—
Issuance of common stock related to vested exercised stock options	—	—	642	—	7,289	—	—	—	7,289
Issuance of common stock under employee stock purchase plan	256	—	—	—	8,404	—	—	—	8,404
Repurchases, net of early exercised stock options	—	—	(1)	—	—	—	—	—	—
Issuance of common stock related to RSUs and PSUs vested	1,818	—	—	—	—	—	—	—	—
Charitable donation of common stock	82	—	—	—	3,526	—	—	—	3,526
Vesting of early exercised stock options	—	—	—	—	53	—	—	—	53
Stock-based compensation expense	—	—	—	—	109,358	—	—	753	110,111
Change in noncontrolling interest ownership	—	—	—	—	98	—	—	(98)	—
Other comprehensive income	—	—	—	—	—	—	6,997	150	7,147
Net loss	—	—	—	—	—	(45,083)	—	(1,171)	(46,254)
Balances at July 31, 2025	147,834	$—	18,876	$—	$2,080,759	$(1,212,697)	$(1,511)	$45,031	$911,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

GitLab Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss, including amounts attributable to noncontrolling interest	$(41,711)	$(46,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	125,067	110,111
Charitable donation of common stock	1,987	3,526
Amortization of intangible assets	4,030	4,035
Depreciation and amortization	2,640	1,315
Amortization of deferred contract acquisition costs	23,504	27,269
Net amortization of premiums or discounts on short-term investments	(688)	(5,605)
Unrealized foreign exchange loss (gain), net	(3,260)	10,970
Other non-cash expense, net	640	400
Changes in assets and liabilities:
Accounts receivable	46,031	69,787
Prepaid expenses and other current assets	7,690	2,746
Deferred contract acquisition costs	(24,747)	(20,430)
Other non-current assets	(919)	181
Accounts payable	762	3,114
Accrued expenses and other current liabilities	(6,968)	(4,278)
Accrued compensation and benefits	7,605	(11,063)
Deferred revenue and customer advances	4,466	9,489
Other non-current liabilities	(24)	358
Net cash provided by operating activities	146,105	155,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(421,817)	(483,898)
Proceeds from maturities of short-term investments	358,647	347,886
Proceeds from sales of short-term investments	60,398	1,367
Additions to property and equipment	(2,606)	(3,816)
Net cash used in investing activities	(5,378)	(138,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock upon exercise of stock options, including early exercises, net of repurchases	5,361	7,275
Issuance of common stock under employee stock purchase plan	6,886	8,404
Common stock repurchased	(154,685)	—
Payments for taxes related to net share settlement of equity awards	(908)	—
Net cash provided by (used in) financing activities	(143,346)	15,679
Impact of foreign exchange on cash and cash equivalents	(466)	833
Net increase (decrease) in cash and cash equivalents	(3,085)	33,722
Cash and cash equivalents at beginning of period	229,576	227,649
Cash and cash equivalents at end of period	$226,491	$261,371
Supplemental disclosure of cash flow information:
Cash refunds for income taxes related to the bilateral advance pricing agreement	$(1,058)	$—
Cash paid (refunds) for income taxes, including amounts related to the final settlement of JiHu formation	$8,820	$(1,676)
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property and equipment in accounts payable and accrued expenses	$—	$977
Excise tax on share repurchases included in accrued expenses	$888	$—
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

3. Revenues
Disaggregation of Revenue
The following table shows the components of revenues and their respective percentages of total revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription—self-managed and SaaS	$258,311	$212,684	$497,617	$407,165
Subscription—self-managed	160,710	140,654	311,792	270,950
SaaS	97,601	72,030	185,825	136,215
License—self-managed and other	$27,943	$23,276	$52,795	$43,304
License—self-managed	20,664	18,143	38,854	33,171
Professional services and other	7,279	5,133	13,941	10,133
Total revenue	$286,254	$235,960	$550,412	$450,469
Total Revenue by Geographic Location
The following table summarizes the Company’s total revenue by geographic location based on the region of the Company’s contracting entity, which may be different than the region of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$239,162	$194,584	$456,807	$371,470
Europe	39,848	36,161	79,772	69,239
Asia Pacific	7,244	5,215	13,833	9,760
Total revenue	$286,254	$235,960	$550,412	$450,469
Deferred Revenue and Customer Advances, and Contract Assets
During the three and six months ended July 31, 2026, the Company recognized $231.1 million and $375.5 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each period, compared to $177.9 million and $288.6 million, respectively, for the three and six months ended July 31, 2025.
Customer advances represent consideration received from customers under GitLab Flex arrangements (“Flex”) in which the customer has not yet selected the specific performance obligation to be delivered. Customer advances are included within deferred revenue and customer advances, current on the condensed consolidated balance sheets. As of July 31, 2026, customer advances were $15.0 million.
Contract assets were $2.0 million and $4.5 million as of July 31, 2026 and January 31, 2026, respectively, and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Remaining Performance Obligations
As of July 31, 2026, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $1.2 billion, of which $40.4 million relates to non-cancellable customer advances under Flex contracts where specific products and quantities are determined by the customer at a later date. This $40.4 million reflects the total dollar amount customers have committed under Flex contracts entered into through July 31, 2026 that had not yet been provisioned to specific products or services, of which $15.0 million had been billed and was reflected in customer advances as of that date, as described above under “Customer Advances.” As of July 31, 2026, excluding non-cancellable Flex customer advances, 65% is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter.
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
The Company uses various distribution channels. As of July 31, 2026, three channel partners represented 19%, 11% and 12% of the accounts receivable balance, respectively, while as of January 31, 2026, two channel partners represented 17% and 13% of the accounts receivable balance, respectively. There were no individual customers whose balance represented more than 10% of accounts receivable as of July 31, 2026 and January 31, 2026.
There were no individual customers whose revenue represented more than 10% of total revenue during all periods presented.
4. Cash Equivalents and Short-Term Investments
The following table summarizes the Company’s cash equivalents and available-for-sale short-term investments by significant investment category as of July 31, 2026 (in thousands):

	As of July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Cash equivalents
Money market funds	$135,991	$—	$—	$135,991
Level 2:
Cash equivalents
U.S. Treasury securities	17,729	3	—	17,732
Total cash equivalents (1)	153,720	3	—	153,723
Short-term investments
Commercial paper	2,438	—	(5)	2,433
Corporate debt securities	436,865	47	(1,086)	435,826
U.S. Agency securities	92,671	1	(366)	92,306
U.S. Treasury securities	500,888	16	(974)	499,930
Total short-term investments	1,032,862	64	(2,431)	1,030,495
Total cash equivalents and short-term investments	$1,186,582	$67	$(2,431)	$1,184,218
(1) Included in “cash and cash equivalents” in the condensed consolidated balance sheet as of July 31, 2026, in addition to cash of $72.8 million.

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
The fair value of the Company’s Level 1 financial instruments, such as money market funds which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments such as commercial paper, corporate debt and U.S. government securities are obtained from an independent pricing service, which may use inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded. As of July 31, 2026 and January 31, 2026, the Company did not have any Level 3 financial instruments.
During the six months ended July 31, 2026, our consolidated joint venture, JiHu purchased and subsequently sold equity securities, with changes in fair value recorded in other income (expense), net. As of July 31, 2026, JiHu held no equity securities.
The following table summarizes unrealized losses on the Company’s cash equivalents and available-for-sale short-term investments aggregated by category and the length of time such aggregated investments have been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
July 31, 2026
U.S. Agency securities	$85,325	$(366)	$—	$—	$85,325	$(366)
Commercial paper	2,433	(5)	—	—	2,433	(5)
Corporate debt securities	367,469	(1,086)	—	—	367,469	(1,086)

U.S. Treasury securities	395,253	(974)	—	—	395,253	(974)
Total cash equivalents and short-term investments	$850,480	$(2,431)	$—	$—	$850,480	$(2,431)

	Less Than 12 Months		12 Months or Greater		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
January 31, 2026
U.S. Agency securities	$38,754	$(28)	$—	$—	$38,754	$(28)
Commercial paper	4,976	—	—	—	4,976	—
Corporate debt securities	53,640	(35)	—	—	53,640	(35)
U.S. Treasury securities	73,619	(21)	—	—	73,619	(21)
Total cash equivalents and short-term investments	$170,989	$(84)	$—	$—	$170,989	$(84)
For the periods presented, the Company did not have any material realized gains or losses as a result of maturities or sales of short-term investments.
The following table classifies the Company’s available-for-sale short-term investments by contractual maturities (in thousands):

	July 31, 2026		January 31, 2026
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due within 1 year	$671,522	$670,712	$610,087	$611,036
Due between 1 year to 2 years	361,340	359,783	418,791	419,291
Total	$1,032,862	$1,030,495	$1,028,878	$1,030,327
All available-for-sale securities have been classified as current, based on management’s ability to use the funds in current operations.
5. Supplemental Financial Statement Information
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Foreign exchange gains (losses), net	$1,817	$(1,117)	$2,353	$(11,071)
Other income, net	3,589	206	3,308	189
Total other income (expense), net	$5,406	$(911)	$5,661	$(10,882)

6. Acquisitions
In March 2024, the Company acquired Oxeye Security Limited for $20.3 million. The acquisition includes a $3.2 million founder holdback payable over three years, recognized as compensation expense.
During the six months ended July 31, 2026, $1.6 million was paid to the two co-founders pursuant to the holdback arrangement. As of July 31, 2026, $0.5 million of the founder holdback remained unpaid.
The Company recorded founder holdback compensation expense of $0.6 million and $0.9 million for the three and six months ended July 31, 2026, respectively, and $0.3 million and $0.4 million for the three and six months ended July 31, 2025, respectively, in general and administrative expenses in the condensed consolidated statements of operations.
7. Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was as follows (in thousands):

Carrying Amount
Balance as of January 31, 2026	$17,379
Foreign currency translation adjustments	67
Balance as of July 31, 2026	$17,446
There was no goodwill impairment for any periods presented.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

July 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$16,713	$(13,042)	$3,671	0.7
Developed technology from asset acquisitions	7,660	(5,587)	2,073	0.8
Total	$24,373	$(18,629)	$5,744

January 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average remaining amortization period (years)

Developed technology from business combination	$16,713	$(10,289)	$6,424	1.2
Developed technology from asset acquisitions	7,660	(4,310)	3,350	1.3
Total	$24,373	$(14,599)	$9,774
Amortization expense was $2.0 million for each of the three months ended July 31, 2026 and 2025, and $4.0 million for each of the six months ended July 31, 2026 and 2025.

As of July 31, 2026, future amortization expense related to the intangibles assets is expected to be as follows (in thousands):

Fiscal Years
Remainder of 2027	$4,030
2028	1,714
Total future amortization	$5,744
8. Team Member Benefit Plans
The Company contributes to defined contribution plans in a number of countries including a 401(k) savings plan for U.S. based team members and defined contribution arrangements in the United Kingdom, Australia, New Zealand and select other countries based on the legislative and tax requirements of the respective countries. Total contributions to these plans were $1.7 million and $4.1 million for the three and six months ended July 31, 2026, respectively, and $1.5 million and $3.8 million for the three and six months ended July 31, 2025, respectively.
9. Equity
On May 14, 2026, Sytse Sijbrandij, the Company's Executive Chair, converted 15,134,451 shares of Class B common stock into 15,134,451 shares of Class A common stock on a one-for-one basis. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock, which is entitled to one vote per share. The conversion had no impact on total stockholders' equity. Following the conversion, Mr. Sijbrandij remains the Company's largest individual shareholder of Class A common stock.
Equity Incentive Plans
In September 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) as a successor of the Company’s 2015 Equity Incentive Plan. Shares reacquired by the Company or allocable to expired or canceled stock options under either plan are added to the shares available for issuance under the 2021 Plan.
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
During the six months ended July 31, 2026, the Company repurchased 5,840,297 shares of its Class A common stock for an aggregate purchase price of $154.7 million, at average prices of $26.47 per share. Repurchased shares were retired immediately upon settlement. As of July 31, 2026, $245.3 million remained available for repurchase under the 2026 Repurchase Program.

Stock Options, RSUs and PSUs
The following table summarizes options activity under the Plans, and related information:

	Number of Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic value (in millions)
Balances at January 31, 2026	4,011	$15.38	4.27	$78.6
Options exercised	(423)	12.65
Options canceled	(15)	22.77
Balances at July 31, 2026	3,573	$15.68	3.55	$67.3
Options vested at July 31, 2026	3,573	$15.68	3.55	$67.3
During the three and six months ended July 31, 2026, the Company recorded $0.7 million and $4.5 million stock-based compensation expense related to options, respectively. During the three and six months ended July 31, 2025, the Company recorded $4.4 million and $9.3 million stock-based compensation expense related to options, respectively.
The following table summarizes the Company’s restricted stock unit (“RSU”) activity:

	Number of Shares (in thousands)	Weighted- Average grant date fair value
Balances at January 31, 2026	8,505	$47.15
Granted	10,024	24.61
Vested	(2,320)	42.31
Canceled/forfeited	(2,155)	40.17
Balances at July 31, 2026	14,054	$32.94
These RSUs are grants of shares of the Company’s Class A common stock, the vesting of which is based on the requisite service requirement. Generally, the Company’s RSUs are subject to forfeiture and are expected to vest over two to four years ratably on a combination of bi-annual and quarterly basis. During the three and six months ended July 31, 2026, the Company recorded $56.2 million and $97.6 million stock-based compensation expense related to RSUs, respectively. During the three and six months ended July 31, 2025, the Company recorded $46.9 million and $92.0 million stock-based compensation expense related to RSUs, respectively.
As of July 31, 2026, total unrecognized stock-based compensation cost related to RSUs of $434.2 million is expected to be recognized over a weighted-average period of 2.8 years.
PSUs
During the six months ended July 31, 2026, the Company granted performance stock units (“PSUs”) to certain members of its leadership team. The Company granted 1,631,155 PSUs with a weighted-average grant date fair value of $21.92 per share, subject to the achievement of specified performance targets in fiscal year 2027 and continuous service through the applicable vesting dates. The Company also granted 821,210 PSUs subject to the achievement of a specified market condition based on the Company's relative total shareholder return ("TSR") and continuous service through the applicable vesting dates.

For market-condition PSUs, the Company estimated an aggregate grant date fair value of $25.52 per share on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 57.16% and (ii) risk-free interest rate of 3.85%. Provided that the requisite service is rendered, the total fair value of these awards at the date of grant will be recognized as compensation expense on a straight-line basis over the requisite service period, even if the market condition is not achieved.
During the three and six months ended July 31, 2026, the Company recorded $11.7 million and $12.1 million, respectively, related to PSUs. During the three and six months ended July 31, 2025, the Company recorded a net gain of $2.2 million and a net expense of $1.3 million, respectively, related to PSUs.
As of July 31, 2026, total unrecognized stock-based compensation expense related to PSUs was $50.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.
2021 Employee Stock Purchase Plan (“ESPP”)
In September 2021, the Company’s board of directors and its stockholders approved the ESPP and participation of eligible team members.
During the quarter ended July 31, 2026, the Company’s stock price on the purchase date, May 29, 2026, was lower than the Company’s stock price on the previously applicable offering date. As a result, the offering in effect was reset with the lower stock price becoming the new offering price and rolled over to a new 24-month offering period. The reset was treated as a modification resulting in incremental expense totaling $5.9 million, which is being recognized over the remaining requisite service period as of the date of reset.
The following table summarizes assumptions used in estimating the fair value of the ESPP for the new offering period, which began June 1, 2026, using the Black-Scholes option-pricing model:

Three Months Ended July 31,
	2026	2025
Risk-free interest rate	3.72% - 3.98%	3.86% - 4.22%
Volatility	67.48% - 72.59%	56.41%- 58.43%
Expected term (in years)	0.50- 2.00	0.50 - 2.00
Dividend yield	—%	—%
The Company recorded $7.7 million and $11.2 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2026, respectively. The Company recorded $4.2 million and $6.7 million of stock-based compensation expense related to the ESPP during the three and six months ended July 31, 2025, respectively. As of July 31, 2026, approximately $13.1 million of total unrecognized compensation cost was related to the ESPP that is expected to be recognized over 1.8 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue	$3,891	$2,261	$6,755	$4,190
Sales and marketing	25,327	19,950	42,772	42,041
Research and development	21,803	19,197	35,433	33,469
General and administrative	23,985	12,876	40,107	30,411
Total stock-based compensation expense (1)	$75,006	$54,284	$125,067	$110,111
(1) The table above includes stock-based compensation of JiHu. Refer to “Note 11. Joint Venture” for further discussion.
The corporate income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was zero for each of the three and six months ended July 31, 2026 and 2025.
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
During the six months ended July 31, 2026 and 2025, the Company donated 81,778 shares of Class A common stock at fair value to the Foundation in each period, respectively.
The fair value of the common stock was determined based on the quoted market price on the grant date. The donation expense of $1.2 million and $2.0 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2026, respectively. The donation expense of $1.8 million and $3.5 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three and six months ended July 31, 2025, respectively.
10. Restructuring and Other Related Charges
On June 1, 2026, the Company’s Board of Directors approved a restructuring plan (the “2027 Plan”). It is intended to help position the Company for long-term success by realigning its operating structure to optimize execution against its strategic priorities. The 2027 Plan impacted approximately 14% of the Company’s global workforce and is expected to be substantially complete with respect to employee separations by the end of fiscal year 2027.
The Company expects total charges under the 2027 Plan to be approximately $30 million to $35 million, inclusive of amounts recognized to date.
Restructuring and related charges include severance and termination benefits accounted for under ASC 420, Exit or Disposal Cost Obligations, retention incentives for continuing team members, stock-based compensation charges associated with modified or accelerated awards, and other associated costs. Retention incentives represent bonuses payable to continuing employees contingent upon remaining employed through specified service dates, generally through the first quarter of fiscal year 2028, and are recognized ratably over the requisite service period.
The following table summarizes the restructuring charges included in the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2026 (in thousands):

	Severance and Related Team Member Benefits	Retention Costs	Stock-Based Compensation	Other Restructuring Costs	Total
Cost of revenue	$973	$48	$379	$2	$1,402
Research and development	7,245	689	1,636	77	9,647
Sales and marketing	4,627	577	1,532	16	6,752
General and administrative	3,403	727	317	1,038	5,485
Total	$16,248	$2,041	$3,864	$1,133	$23,286
The following table summarizes the activity in the restructuring liability in accordance with ASC 420 (in thousands). Retention incentives for continuing team members are excluded from the table below, as they are accounted for outside the scope of ASC 420:

Balance as of January 31, 2026	$359
Charges	16,248
Cash payments	(12,479)
Balance as of July 31, 2026	$4,128

11. Joint Venture
The Company accounted for JiHu as a variable interest entity and consolidated the entity in accordance with ASC Topic 810, Consolidation. As of July 31, 2026 and January 31, 2026, the Company retained control over JiHu with its equity stake at approximately 54%.
JiHu maintains employee stock option plans for its employees (the "JiHu ESOPs"). Compensation costs related to these awards are recognized on a graded attribution method, as the grants include a performance condition.
Due to executive departures, during the three and six months ended July 31, 2026, JiHu recorded a net reversal of stock-based compensation expense of $1.2 million and $0.3 million, respectively. During the three and six months ended July 31, 2025, JiHu recorded $1.0 million and $0.8 million of stock-based compensation expense (net of forfeitures), respectively.
As of July 31, 2026, approximately $0.7 million of total unrecognized compensation cost was related to the JiHu ESOPs that is expected to be recognized over a weighted-average period of 3.1 years.
Selected Financial Information
Selected financial information of JiHu, post intercompany eliminations, is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	$3,255	$2,174	$5,792	$4,059
Cost of revenue	786	410	1,315	934
Gross profit	2,469	1,764	4,477	3,125
Operating expenses:
Sales and marketing	570	1,500	2,077	2,972
Research and development	474	657	1,075	276
General and administrative	(48)	1,636	1,267	2,924
Total operating expenses	996	3,793	4,419	6,172
Income (loss) from operations	1,473	(2,029)	58	(3,047)
Interest income	110	155	217	320
Other income (expense), net	(35)	(45,491)	(48)	(45,466)
Net income (loss) before income taxes	1,548	(47,365)	227	(48,193)
Provision for income taxes	6	2	7	3
Net income (loss)	$1,542	$(47,367)	$220	$(48,196)

Net income (loss) attributable to noncontrolling interest	$712	$(788)	$105	$(1,171)

	July 31, 2026	January 31, 2026

Cash and cash equivalents	$39,056	$37,179
Property and equipment, net	216	465
Other assets	6,821	3,342
Total assets	$46,093	$40,986

Total liabilities	$7,575	$7,086

12. Income Taxes
The Company's provision for income taxes is based on its worldwide estimated annual effective tax rate, except for (i) jurisdictions for which a loss is expected for the year and no benefit can be realized on those losses, (ii) jurisdictions for which forecasted pre-tax income or loss cannot be reasonably estimated, and (iii) the tax effect of discrete items occurring during the period. Tax for jurisdictions excluded from the worldwide estimated annual effective tax rate is calculated separately.
For the three and six months ended July 31, 2026, the Company recorded an income tax benefit of $3.2 million and $1.2 million on pretax loss of $39.3 million and $42.9 million, respectively. The income tax benefit for both periods was primarily attributable to the JiHu formation tax settlement with the China Tax Authority (“CTA”), partially offset by income tax expense on the earnings of the Company’s foreign operations. During the three and six months ended July 31, 2026, the Company made withholding tax ("WHT") payments of $6.1 million to the CTA in connection with the JiHu formation. Following successful negotiations, the CTA agreed not to assess late payment interest on the withholding taxes. As a result, the Company recognized a WHT benefit of $5.9 million.
For the three and six months ended July 31, 2025, the Company recorded income tax expense of $2.2 million and $4.8 million, respectively, on pretax loss of $7.8 million and $41.5 million, respectively. The income tax expense for both periods was primarily related to the Company’s foreign operations.
During the three and six months ended July 31, 2026, the Company incurred restructuring expenses that were treated as a discrete item and excluded from the estimated annual effective tax rate calculation, as such costs are significant and infrequent in nature. The associated tax benefit was calculated on a with-and-without basis and recognized in the period incurred, rather than recognized ratably over the fiscal year through the estimated annual effective tax rate. The associated tax benefit was not material, as it was limited to the incremental federal and state current taxes that would have been payable absent the restructuring costs, after utilization of available net operating loss carryforwards and tax credits.
The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, modified various U.S. international tax provisions, including the U.S. taxation of profits derived from foreign operations and the associated foreign tax credit limitations, which became effective for the Company in fiscal year 2027. The OBBBA also permitted immediate expensing of U.S. research and development expenditures beginning in fiscal year 2026, which reduced the Company’s domestic cash taxes. The Company will continue to evaluate its effect on future periods.
Under ASC 740, Income Taxes, the determination of the Company’s ability to realize its deferred tax asset requires an assessment of both negative and positive evidence. Consistent with prior years, the Company concluded that it is not more likely than not that its deferred tax assets in certain jurisdictions will be realized. All tax attributes agreed upon in the BAPA, including U.S. federal and state net operating losses (“NOLs”) and credits, as well as Netherlands NOLs, remain subject to full valuation allowance, as they are not more likely than not to be realized. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than to expectations of future profitability, which are inherently uncertain. Cumulative losses incurred by certain entities in recent periods represented sufficient negative evidence to require a valuation allowance against their net deferred tax assets. The Company evaluates the valuation allowance each reporting period, and the allowance could be released, in whole or in part, if operating results improve sufficiently to support realization of the related deferred tax assets.
As of July 31, 2026, unrecognized tax benefits were $26.4 million, of which $5.2 million would affect the effective tax rate if recognized. As of January 31, 2026, the unrecognized tax benefits were $31.3 million, of which $10.6 million would affect the effective tax rate if recognized. The decrease was primarily attributable to the JiHu formation tax settlement with the China Tax Authority. The Company is unable to reasonably estimate the timing of future payment of its unrecognized tax benefits or the amount by which the liability will increase or decrease over the next 12 months.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties were $1.1 million as of July 31, 2026 and $7.2 million as of January 31, 2026, respectively.
As of July 31, 2026, the Company’s U.S. federal tax years 2018 through 2025 were open and subject to potential examination. In addition, in the United States, NOLs or credits generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company’s Netherlands tax years 2019 through 2025 remained open and subject to adjustments as a result of the recently negotiated BAPA. The Company believes that it has adequately reserved for the outcome of the BAPA. The Company regularly assesses the likelihood of adverse outcomes resulting from all existing and potential examinations to determine the adequacy of its provision for income taxes, and continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
13. Net Loss per Share
The following table sets forth basic and diluted loss per share for each of the periods presented (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to GitLab	$(36,844)	$(9,208)	$(41,816)	$(45,083)

Denominator:
Weighted-average shares used to compute net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	168,703	165,953	169,313	165,233
Net loss per share attributable to GitLab Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.06)	$(0.25)	$(0.27)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of

	July 31, 2026	July 31, 2025
Shares subject to outstanding common stock options	3,573	5,226
Unvested RSUs and PSUs	16,506	9,944
Shares subject to the ESPP	62	66
Total	20,141	15,236
14. Commitments and Contingencies
Contractual Obligations and Commitments
The Company’s purchase obligations represent third-party non-cancellable hosting infrastructure agreements, subscription arrangements and other commitments used in the ordinary course of business to meet operational requirements. There were no material changes to the Company's non-cancellable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31,

2026, other than a new $10.0 million, one-year agreement with a third-party cloud services provider entered into during the six months ended July 31, 2026.
Loss Contingencies
In accordance with ASC 450, Loss Contingencies, the Company accrues for contingencies when losses become probable and reasonably estimable. Accordingly, the Company has recorded an estimated liability related to certain labor matters regarding its use of contractors in certain foreign countries. As of July 31, 2026 and January 31, 2026, the estimated liability relating to these matters was $0.9 million, recorded in other non-current liabilities on the condensed consolidated balance sheets, respectively.
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

15. Subsequent Event
On August 21, 2026, all outstanding shares of Class B common stock were automatically converted into shares of Class A common stock on a one-for-one basis (the "Sunset Date"), as the outstanding shares of Class B common stock represented less than 5% of the aggregate outstanding shares of common stock. Following the conversion, GitLab has a single class of common stock outstanding. The conversion had no impact on total stockholders' equity.

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
In June 2026, we introduced GitLab Flex (“Flex”), a purchasing model that allows customers to make a single annual dollar commitment and adjust their allocation of that commitment month-to-month across platform seats, AI usage, and add-on capabilities without requiring contract amendments. Unprovisioned amounts committed under Flex arrangements are recorded as customer advances and are not classified as deferred revenue until the customer makes an affirmative election to provision specific products or services. See “Remaining Performance Obligations” and “Note 3. Revenues” to our condensed consolidated financial statements for additional information.
See the section entitled “Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for additional information about how we define ARR.
Factors Affecting Our Performance
Sustaining innovation and technology leadership
We believe we have built a highly differentiated platform that gives us an advantage over our competitors by empowering business, development, security, operations, and IT teams to collaborate in a single application across the entire DevSecOps lifecycle. Our technology leadership is an outcome of various factors, including our strong community, network of contributors, and continued enhancement of The GitLab platform by developing new features and expanding the functionality of existing features with speed and consistency. We have had a history of releasing enhancements to The GitLab platform every month and, as of July 31, 2026, had done so for the last 178 months. We intend to continue releasing new software on a monthly cadence.
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
Acquiring New Customers
Our future growth depends in large part on our ability to acquire new customers. This, in turn, relies on our ability to reach teams and organizations through our marketing and sales efforts. To this end, we are making investments in our sales and marketing efforts to expand our reach and differentiate The GitLab platform from competitive products and services. We believe that eventually the vast majority of organizations will switch to the GitLab platform and embrace a single application approach, creating a substantial opportunity to continue to grow our customer base. As a result, our Base Customers increased to 11,114 as of July 31, 2026 from 10,338 as of July 31, 2025, an increase of 8% and our $100,000 ARR customers increased to 1,571 as of July 31, 2026 from 1,344 as of July 31, 2025, an increase of 17%. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define ARR.
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
Retaining and Expanding Our Existing Customers
We employ a “land and expand” business strategy that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. We believe that as our customers realize the benefits of a single application approach, they will increase the use of The GitLab platform, enhancing our ability to expand revenue generation within our existing customers over time. As a result of our approach, as of July 31, 2026 and 2025, our Dollar-Based Net Retention Rate was 117% and 121%, respectively. See the section entitled “—Key Business Metrics—Dollar-Based Net Retention Rate and ARR” below for information about how we define Dollar-Based Net Retention Rate.
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
We calculate ARR by taking the monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts of subscriptions, including our Flex, self-managed and SaaS offerings but excluding professional services. We calculate Dollar-Based Net Retention Rate as of a period end by starting with our customers as of the 12 months prior to such period end, or the Prior Period ARR. We then calculate the ARR from these customers as of the current period end, or the Current Period ARR. The calculation of Current Period ARR includes any upsells, price adjustments, user growth within a customer, contraction, and attrition. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the Dollar-Based Net Retention Rate.

	As of July 31,
	2026	2025
Dollar-Based Net Retention Rate	117%	121%
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

	As of July 31,
	2026	2025
$100,000 ARR customers	1,571	1,344
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
See “Note 3. Revenues” to our condensed consolidated financial statements for additional information.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses associated with our sales and marketing personnel, advertising, travel and entertainment related expenses, branding and marketing events, promotions, software subscriptions, and our allocated cloud infrastructure expenses for our free tier. Sales and marketing expenses also include sales commissions paid to our sales force. Such costs incurred on acquisition of an initial contract are capitalized and amortized over an estimated period of benefit of three years.
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
Other income (expense), net consists primarily of foreign currency transaction gains and losses and indirect tax credit adjustments related to the JiHu formation.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in the foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain jurisdictions because we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription—self-managed and SaaS	$258,311	$212,684	$497,617	$407,165
License—self-managed and other	27,943	23,276	52,795	43,304
Total revenue	286,254	235,960	550,412	450,469
Cost of revenue:(1)
Subscription—self-managed and SaaS	38,258	21,753	68,849	41,021
License—self-managed and other	7,380	6,752	14,277	12,519
Total cost of revenue	45,638	28,505	83,126	53,540
Gross profit	240,616	207,455	467,286	396,929
Operating expenses:
Sales and marketing(1)	134,363	109,583	253,721	217,170
Research and development(1)	94,980	71,488	166,462	136,898
General and administrative(1)	68,208	44,735	119,787	95,822
Total operating expenses	297,551	225,806	539,970	449,890
Loss from operations	(56,935)	(18,351)	(72,684)	(52,961)
Interest income	12,202	11,511	24,149	22,373
Other income (expense), net	5,406	(911)	5,661	(10,882)
Loss before income taxes	(39,327)	(7,751)	(42,874)	(41,470)
Provision for (benefit from) income taxes	(3,195)	2,245	(1,163)	4,784
Net loss	$(36,132)	$(9,996)	$(41,711)	$(46,254)
Net loss attributable to noncontrolling interest(2)	712	(788)	105	(1,171)
Net loss attributable to GitLab	$(36,844)	$(9,208)	$(41,816)	$(45,083)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of revenue	$3,891	$2,261	$6,755	$4,190
Sales and marketing	25,327	19,950	42,772	42,041
Research and development	21,803	19,197	35,433	33,469
General and administrative	23,985	12,876	40,107	30,411
Total stock-based compensation expense	$75,006	$54,284	$125,067	$110,111

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

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of total revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

Revenue	100%	100%	100%	100%
Cost of revenue	16	12	15	12
Gross profit	84	88	85	88
Operating expenses:
Sales and marketing	47	46	46	48
Research and development	33	30	30	30
General and administrative	24	19	22	21
Total operating expenses	104	96	98	100
Loss from operations	(20)	(8)	(13)	(12)
Interest income	4	5	4	5
Other income (expense), net	2	—	1	(2)
Loss before income taxes	(14)	(3)	(8)	(9)
Provision for (benefit from) income taxes	(1)	1	—	1
Net loss	(13)%	(4)%	(8)%	(10)%
Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net loss attributable to GitLab	(13)%	(4)%	(8)%	(10)%
Comparison of the Three and Six months ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Subscription—self-managed and SaaS	$258,311	$212,684	$45,627	21%	$497,617	$407,165	$90,452	22%
License—self-managed and other	27,943	23,276	4,667	20	52,795	43,304	9,491	22
Total revenue	$286,254	$235,960	$50,294	21%	$550,412	$450,469	$99,943	22%
Revenue increased $50.3 million, or 21%, to $286.3 million for the three months ended July 31, 2026 from $236.0 million for the three months ended July 31, 2025. Revenue increased $99.9 million, or 22%, to $550.4 million for the six months ended July 31, 2026 from $450.5 million for the six months ended July 31, 2025. The increase was primarily due to the ongoing demand for the GitLab platform, including adding new customers, the expansion within our existing paid customers, and an increase in our number of customers with $100,000 or greater in ARR. As of July 31, 2026 and 2025, our expansion is reflected by our Dollar-Based Net Retention Rate being 117% and 121%, respectively. We had 1,571 customers with ARR over $100,000 as of July 31, 2026, increasing from 1,344 customers with ARR over $100,000 as of July 31, 2025.
Revenue attributed to our variable interest entity, JiHu, was $3.3 million and $2.2 million for the three months ended July 31, 2026 and 2025, and $5.8 million and $4.1 million for the six months ended July 31, 2026 and 2025, respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.
Remaining Performance Obligations
As of July 31, 2026, the aggregate transaction price allocated to billed and unbilled remaining performance obligations for which revenue has not yet been recognized was approximately $1.2 billion, of which $40.4 million relates to non-cancellable customer advances under Flex contracts where specific products and quantities are determined by the customer at a later date, of which $15.0 million had been billed and was reflected in customer advances as of that date, as described in “Note 3. Revenues” to our condensed consolidated financial statements. As of July 31, 2026, excluding non-cancellable Flex customer advances, 65% is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$45,638	$28,505	$17,133	60%	$83,126	$53,540	$29,586	55%
Gross profit	240,616	207,455	33,161	16	467,286	396,929	70,357	18
Gross margin	84%	88%		(4)%	85%	88%		(3)%
Cost of revenue increased by $17.1 million, to $45.6 million for the three months ended July 31, 2026 from $28.5 million for the three months ended July 31, 2025, primarily due to an increase of $11.0 million in third party hosting costs for SaaS and cloud usage. The remaining change was primarily attributable to an increase of $4.3 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $1.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $1.0 million in restructuring costs. Gross margin decreased by 4% to 84% for the three months ended July 31, 2026 compared to 88% for the three months ended July 31, 2025.
Cost of revenue increased by $29.6 million, to $83.1 million for the six months ended July 31, 2026 from $53.5 million for the six months ended July 31, 2025, primarily due to an increase of $18.6 million in third party hosting costs for SaaS and cloud usage. The remaining change was primarily attributable to an increase of $8.1 million in personnel-related expenses, driven by an increase in our average customer support and professional services headcount and an increase of $2.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $1.0 million in restructuring costs. Gross margin decreased by 3% to 85% for the six months ended July 31, 2026 compared to 88% for the six months ended July 31, 2025. The decrease in gross margin was primarily attributable to an increase in third party hosting costs for SaaS and cloud usage.
Cost of revenue attributed to our variable interest entity, JiHu, was $0.8 million and $0.4 million for the three months ended July 31, 2026 and 2025, and $1.3 million and $0.9 million for the six months ended July 31, 2026 and 2025, respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.

Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing expenses	$134,363	$109,583	$24,780	23%	$253,721	$217,170	$36,551	17%
Sales and marketing expenses increased by $24.8 million, to $134.4 million for the three months ended July 31, 2026 from $109.6 million for the three months ended July 31, 2025, primarily due to an increase of $9.3 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $5.4 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $5.2 million in restructuring costs, and an increase of $3.4 million in hosting expenses. The remaining change was primarily attributable to an increase of $1.7 million in marketing spend and an increase of $1.3 million in consulting expenses.
Sales and marketing expenses increased by $36.6 million, to $253.7 million for the six months ended July 31, 2026 from $217.2 million for the six months ended July 31, 2025, primarily due to an increase of $9.7 million in hosting expenses, an increase of $7.3 million in personnel-related expenses, driven by an increase in our average sales and marketing headcount and an increase of $0.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $5.2 million in restructuring costs, and an increase of $4.1 million from company events. The remaining change was primarily attributable to an increase of $2.5 million in consulting expenses and an increase of $1.9 million in marketing spend.
Sales and marketing expenses attributed to our variable interest entity, JiHu, were $0.6 million and $1.5 million for the three months ended July 31, 2026 and 2025, and $2.1 million and $3.0 million for the six months ended July 31, 2026 and 2025, respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development expenses	$94,980	$71,488	$23,492	33%	$166,462	$136,898	$29,564	22%
Research and development expenses increased by $23.5 million, to $95.0 million for the three months ended July 31, 2026 from $71.5 million for the three months ended July 31, 2025, primarily driven by an increase of $8.0 million in restructuring costs, an increase of $6.1 million in personnel-related expenses, driven by an increase of $2.6 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $4.2 million primarily from an in-person company event. The remaining change was primarily attributable to an increase of $3.6 million in hosting expenses and an increase of $1.6 million in software expenses.
Research and development expenses increased by $29.6 million, to $166.5 million for the six months ended July 31, 2026 from $136.9 million for the six months ended July 31, 2025, primarily driven by an increase of $8.3 million in personnel-related expenses, driven by an increase of $2.0 million in stock-

based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $8.0 million in restructuring costs, an increase of $6.3 million in hosting expenses, and an increase of $4.2 million primarily from an in-person company event. The remaining change was primarily attributable to an increase of $2.1 million in software expenses.
Research and development expenses attributed to our variable interest entity, JiHu, were $0.5 million and $0.7 million for the three months ended July 31, 2026 and 2025, and $1.1 million and $0.3 million for the six months ended July 31, 2026 and 2025, respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative expenses	$68,208	$44,735	$23,473	52%	$119,787	$95,822	$23,965	25%
General and administrative expenses increased by $23.5 million to $68.2 million for the three months ended July 31, 2026 from $44.7 million for the three months ended July 31, 2025, primarily due to an increase of $16.7 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $11.1 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), an increase of $5.2 million in restructuring costs, and an increase of $1.3 million in software expenses.
General and administrative expenses increased by $24.0 million to $119.8 million for the six months ended July 31, 2026 from $95.8 million for the six months ended July 31, 2025, primarily due to an increase of $19.1 million in personnel-related expenses, mainly attributable to an increase in our average general and administrative headcount and an increase of $9.7 million in stock-based compensation expenses (as discussed in the section titled “Stock-Based Compensation Expense” below), and an increase of $5.2 million in restructuring costs. This was partially offset by a decrease of $1.5 million in charitable donation of common stock.
General and administrative expenses attributed to our variable interest entity, JiHu, were not material for the three months ended July 31, 2026, compared to $1.6 million for the three months ended July 31, 2025, and were $1.3 million and $2.9 million for the six months ended July 31, 2026 and 2025, respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.

Stock-Based Compensation Expense

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$3,891	$2,261	$1,630	72%	$6,755	$4,190	$2,565	61%
Sales and marketing	25,327	19,950	5,377	27	42,772	42,041	731	2
Research and development	21,803	19,197	2,606	14	35,433	33,469	1,964	6
General and administrative	23,985	12,876	11,109	86	40,107	30,411	9,696	32
Total stock-based compensation expense	$75,006	$54,284	$20,722	38%	$125,067	$110,111	$14,956	14%
Stock-based compensation expense increased by $20.7 million, to $75.0 million for the three months ended July 31, 2026 from $54.3 million for the three months ended July 31, 2025. The increase was primarily driven by an increase of $12.4 million related to PSU awards granted during the current fiscal year and an increase of $9.3 million in RSU expense.
Stock-based compensation expense increased by $15.0 million, to $125.1 million for the six months ended July 31, 2026 from $110.1 million for the six months ended July 31, 2025. The increase was primarily due to an increase of $12.4 million related to PSU awards granted during the current fiscal year and an increase of $5.6 million in RSU expense, partially offset by a decrease in option expense.
Stock-based compensation attributed to our variable interest entity, JiHu, during the three and six months ended July 31, 2026 was a net reversal of stock-based compensation expense of $1.2 million and $0.3 million, respectively, and during the three and six months ended July 31, 2025 was $1.0 million and $0.8 million of stock-based compensation expense (net of forfeitures), respectively. See “Note 11. Joint Venture” to our condensed consolidated financial statements for additional details.
Interest Income and Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$12,202	$11,511	$691	6%	$24,149	$22,373	$1,776	8%

Foreign exchange gains (losses), net	1,817	(1,117)	2,934	(263)	2,353	(11,071)	13,424	(121)
Other income, net	3,589	206	3,383	1,642	3,308	189	3,119	1650
Total other income (expense), net	$5,406	$(911)	$6,317	(693)%	$5,661	$(10,882)	$16,543	(152)%

Interest income increased for the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025, primarily due to income earned from our cash, cash equivalents, and short-term investments, driven by higher average balances during the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025.
Foreign exchange gains (losses), net increased for the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily related to the revaluation of non-functional currency denominated monetary assets and liabilities.
Other income, net increased for the three and six months ended July 31, 2026 compared to the three and six months ended July 31, 2025 primarily due to indirect tax benefit related to the final settlement of amounts associated with the formation of JiHu.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,195)	$2,245	$(5,440)	(242.3)%	$(1,163)	$4,784	$(5,947)	(124.3)%
Effective tax rate	8.0%	(32.2)%	40.2%		2.7%	(11.9)%	14.6%
Our effective tax rate increased by approximately 40.2 percentage points for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025, and by approximately 14.6 percentage points for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025. Because we are in a pretax loss position, a tax benefit is expressed as a positive rate. We recognized a benefit of 15.0 percent and 13.8 percent for the three and six months ended July 31, 2026 due to the settlement of a JiHu formation withholding tax matter with the China Tax Authority.
Our effective tax rate for the three and six months ended July 31, 2026 differed from the U.S. federal statutory tax rate of 21%, primarily due to the mix of income and losses across the jurisdictions in which we operate, the Base Erosion and Anti-abuse Tax (“BEAT”), nondeductible expenses, discrete tax items, and losses for which no benefit was recognized, partially offset by tax credits.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from issuances of equity securities, preferred stock and payments received from our customers.
As of July 31, 2026 and January 31, 2026, our principal source of liquidity was cash, cash equivalents, and short-term investments aggregating to $1,257.0 million and $1,259.9 million, respectively, which were held for working capital and strategic investment purposes. As of July 31, 2026, cash and cash equivalents consist of cash in banks and money markets funds, while short-term investments mainly consist of treasuries, corporate debt securities, agency securities, and commercial paper.

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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$146,105	$155,671
Net cash used in investing activities	$(5,378)	$(138,461)
Net cash provided by (used in) financing activities	$(143,346)	$15,679
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. Net cash used in operating activities was $3.1 million for the three months ended July 31, 2026, primarily due to the timing of accounts receivable collections and cash payments associated with our restructuring activities, notwithstanding which we have generated positive cash flows for each of the six months ended July 31, 2026 and 2025 from operating activities.
Cash provided by operating activities during the six months ended July 31, 2026 was $146.1 million, primarily consisting of our net loss of $41.7 million, adjusted for non-cash items of $153.9 million (mainly attributable to stock-based compensation expense of $125.1 million and amortization of deferred contract acquisition costs, net of $23.5 million), and net cash inflows of $33.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were the decrease in accounts receivable of $46.0 million, the decrease in prepaid expenses and other current assets of $7.7 million, the increase in accrued compensation and benefits of $7.6 million, the increase in deferred revenue of $4.5 million, partially offset by the increase in deferred contract acquisition costs of $24.7 million and the decrease in accrued expenses and other current liabilities of $7.0 million. These changes primarily reflect improved operational performance with successful collections driving lower accounts receivable, ongoing customer subscription growth contributing to increased deferred revenue, and an increase in deferred contract acquisition costs driven by sales commissions capitalized on new and renewed customer contracts executed during the period.

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
Investing Activities
Cash used in investing activities during the six months ended July 31, 2026 was $5.4 million, primarily consisting of $2.8 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $2.6 million in additions to property and equipment.
Cash used in investing activities during the six months ended July 31, 2025 was $138.5 million, primarily consisting of $134.6 million in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments, and $3.8 million in purchases of property and equipment.
Financing Activities
Cash used in financing activities during the six months ended July 31, 2026 was $143.3 million, primarily attributable to $154.7 million in repurchases of common stock and $0.9 million of payments for taxes related to net share settlement of equity awards, partially offset by $5.4 million in proceeds from the issuance of common stock upon exercise of stock options and $6.9 million of proceeds from the issuance of common stock under the ESPP.
During the six months ended July 31, 2026, we repurchased 5,840,297 shares of our Class A common stock for aggregate consideration of $154.7 million under our 2026 Repurchase Program. We funded these repurchases from the existing cash and short-term investments. As of July 31, 2026, $245.3 million remained available for future repurchases.
Cash provided by financing activities during the six months ended July 31, 2025 was $15.7 million, attributable to $7.3 million of proceeds from the issuance of common stock upon stock options exercises and $8.4 million of proceeds from the issuance of common stock under the ESPP.

Adjusted Free Cash Flow
Adjusted free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for additions to property and equipment, plus any non-recurring income tax payments related to the BAPA or minus any non-recurring income tax refunds related to the BAPA, plus any non-recurring payments related to the formation of JiHu (see “Note 12. Income Taxes” for further discussion). We believe that adjusted free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after the investments in additions to property and equipment, any non-recurring income tax payments or refunds related to the BAPA, and any non-recurring payments related to the formation of JiHu, can be used for strategic initiatives, including investing in our business, repurchasing shares of our common stock, and strengthening our financial position. One limitation of adjusted free cash flow is that it does not reflect our future contractual commitments. Additionally, adjusted free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of adjusted free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended July 31,
	2026	2025
Computation of adjusted free cash flow
GAAP net cash provided by (used in) operating activities	$146,105	$155,671
Less: Additions to property and equipment	(2,606)	(3,816)
Less: Income tax refunds related to BAPA	(1,058)	(1,305)
Add: Non-recurring payments related to the formation of JiHu	14,036	—
Non-GAAP adjusted free cash flow	$156,477	$150,550
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
Interest Rate Risk
As of July 31, 2026 and January 31, 2026, we had $1,257.0 million and $1,259.9 million of cash, cash equivalents, and short-term investments, respectively. As of July 31, 2026 and January 31, 2026, our cash equivalents and short-term investments of $1,184.2 million and $1,183.1 million, respectively, mainly consist of money market funds, treasuries, agency securities, corporate debt securities and commercial paper. Our cash, cash equivalents, and short-term investments are held for working capital and strategic investment purposes. We do not enter into investments for trading or speculative purposes. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 31, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would result in a decrease or an increase in the fair value of our portfolio of approximately $6.9 million. Such losses would only be realized if we sell the investments prior to maturity. The weighted-average life of our investment portfolio was approximately 7 months as of July 31, 2026.
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
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Moreover, as of July 31, 2026, we have $40.6 million of cash and cash equivalents denominated in currencies other than the U.S. dollar. The value of these cash balances may materially change along with the weakness or strength of the U.S. dollar. As of July 31, 2026, a hypothetical 10% change in foreign currency exchange rates would have a material impact on our condensed consolidated financial statements.
We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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
We have experienced rapid growth, both in terms of employee headcount and customer growth, as well as increased demand for our products. We anticipate that we will continue to expand our operations and responsibly grow our headcount in the near term, and our success will depend in part on our ability to manage that growth effectively, although there is no assurance that our rate of growth will continue at its current pace. Our total number of Base Customers has grown to 11,114 as of July 31, 2026 from 10,338 as of July 31, 2025. The growth and expansion of our business places a continuous strain on our management and operational and financial resources. In addition, as customers adopt our products for an increasing number of use cases, we have had to support more complex commercial relationships. To effectively manage and capitalize on our growth periods, we need to manage headcount capital and processes efficiently, while continuing to make investments to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties. Our rate of growth may also be impacted as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and investment decisions by our customers.
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
Our total revenue for the six months ended July 31, 2026 and 2025 was $550.4 million and $450.5 million, respectively, representing a growth rate of 22%. You should not rely on the revenue growth of any prior quarter or annual period as an indication of our future performance. As a result of our limited history operating as a public company, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth, and our usage (or consumption) billing model. Our historical revenue growth should not be considered indicative of our future performance.
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
We have incurred losses in each year since our inception, including net losses of approximately $6.3 million, $56.0 million and $41.8 million in fiscal year 2025, 2026 and the six months ended July 31, 2026, respectively. As of July 31, 2026, we had an accumulated deficit of approximately $1.3 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you that we will achieve profitability in future periods or that, if at any time we are profitable, we will sustain profitability. We also expect our operating and other expenses to increase in the foreseeable future as we continue to invest in our future growth, including implementing usage billing, expanding our research and development function to drive further development of The DevSecOps platform (including related to AI capabilities), expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. In addition to the anticipated costs to continue to grow our business, we also expect to continue to incur significant legal, accounting, and other expenses as a public company. These efforts and expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for The DevSecOps platform, increased competition, an increased use of our free product offerings, a decrease in the growth or reduction in size of our overall market, usage billing, or any inability on our part to capitalize on growth opportunities. Further, as our SaaS offering makes up an increasing percentage of our total revenue, we expect to see increased associated cloud-related costs, such as hosting and infrastructure costs, which may adversely impact our gross margins. Any failure to increase our revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or achieving or maintaining positive operating cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.
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
Because of the nature and importance of the data that our customers collect and manage by means of our services, it is possible that failures or errors in our systems could result in data loss or corruption, and/or cause the information that we or our customers collect to be incomplete or contain inaccuracies that our customers regard as material. Furthermore, the availability or performance of our products could be adversely affected by a number of factors, including: customers’ inability to access the internet, customers’ inappropriate use of our software, the failure of our network or software systems, security breaches, or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain events. If a customer’s internet service provider fails to provide sufficient capacity to support our products, otherwise experiences service outages, interruption or disruption, or intentionally or unintentionally restricts or limits our ability to send, deliver, or receive electronic communications or provide services, such failure could interrupt our customers’ access to our products, adversely affect their perception of our products’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our products or services, our reputation could be adversely affected and we could lose customers. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. Further, while we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system.
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
In future periods, our growth could slow or our profits could decline for several reasons, including decreased demand for our product offerings and our professional services, usage billing, increased competition, a decrease in the growth of our overall market, a decrease in corporate spending, including as a result of global business or macroeconomic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns, volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or otherwise, or our failure, for any reason, to continue to capitalize on growth opportunities. We may be forced to change or abandon our revenue model in order to compete with our competitors’ offerings.
It could also become increasingly difficult to predict revenue and timing of collections given our billing models and our mix of annual, multi-year and other types of billing structures, including consumption-based offerings. Our failure to execute on our revenue projections could impair our ability to meet our business objectives and adversely affect our results of operations and financial condition. Additionally, under applicable accounting rules, the timing of revenue recognition under Flex depends in part on the pace of conversion of our self-managed base onto Flex, customer adoption and usage patterns, which we cannot control. We may not be able to accurately forecast the timing or magnitude of revenue recognition, which could lead investors and analysts to misinterpret our performance and contribute to volatility in the price of our securities. There can be no assurance that our efforts to explain these dynamics will prevent adverse reactions in the market for our securities.
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
Our customer expansions and renewals may decline or fluctuate, and conversely, contractions and down-tiers may increase, or fluctuate, as a result of a number of factors, including: quality of our sales efforts, customer usage, customer satisfaction with our services and customer support, our prices (including price increases we have implemented in the past), the prices of competing services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, including inflation, tariffs, volatile interest rates, uncertainty with respect to the federal budget, debt ceiling and potential government shutdowns and volatility of the global debt and equity markets, and actual or perceived instability in the global banking sector, or reductions in our customers’ spending levels generally (including, our customers that have or may have to downsize their operations or headcount). If we cannot use our marketing strategies in a cost-effective manner or if we fail to promote our services efficiently and effectively, our ability to acquire new customers or expand the services of our existing customers may suffer. In addition, an increase in the use of online and social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
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
•the timing of recognition of revenues (including from Flex) and impact of usage billing;
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
•customer renewal rates and whether customers renew into Flex or consumption-based products;
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
The implementation of AI, including agentic AI, and machine learning technologies in our services may result in reputational harm, liability, increased expenditures, or other adverse consequences to our business operations.
We have implemented AI capabilities throughout GitLab’s services, including as part of the GitLab Duo suite of AI features. AI, and particularly agentic AI, has become increasingly central to our business strategy. The technologies underpinning these features exist in a rapidly-evolving regulatory and commercial environment which presents regulatory, litigation, ethical, reputational, and financial risks.

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
In addition to our direct sales force, we use channel partners to sell and support our products. Channel partners, or concentration among certain channel partners, may become an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to achieve and sustain profitability may depend in part on our ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
The GDPR and U.K. GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area, or the E.E.A., or the U.K., respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Legal developments in the E.U. have resulted in complexity and uncertainty regarding such transfers. For example, the Court of Justice of the European Union, or the CJEU, has previously advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) are not alone sufficient to protect data transferred to the United States or other countries not deemed adequate and the current E.U.-U.S. Data Privacy Framework, or the DPF, which permits certified U.S.-based organizations to receive transfers of personal data from the E.E.A. and the U.K, has previously been subject to proposed legal challenges before the CJEU. Thus, the Standard Contractual Clauses remain an important data transfer mechanism for transfers to countries outside of the E.E.A. and the U.K., but the use of Standard Contractual Clauses must still be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The European Data Protection Board has also issued a decision imposing higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers and the CJEU has stated that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Since the decision by the CJEU, supervisory authorities, including the CNIL and the Austrian Data Protection Authority, are now looking at cross-border transfers more closely, and have publicly stated that the transfer of data to the United States using certain analytics tools is illegal. While these decisions related specifically to analytics tools and may be inapplicable to organizations certified under the DPF, it has been suggested that it is far-reaching and applies to any transfer of E.U. personal data to the United States. We will continue to monitor this situation, and evaluate and utilize, where appropriate, all data transfer mechanisms available to us, but this may require the removal of tools from our services and websites where data is transferred from the E.U. to the United States, or impact the manner in which we provide our services, which could adversely affect our business.
We are also subject to evolving privacy laws in multiple jurisdictions on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive may increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The

U.K. GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Further, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. In addition, in the United States, plaintiffs are increasingly asserting claims under state and federal wiretapping and privacy statutes, such as the California Invasion of Privacy Act and the federal Wiretap Act, alleging that cookies, pixels, session replay tools, chat features, software development kits, and similar tracking technologies constitute the unauthorized interception or recording of communications. Such claims are frequently brought not only as class actions but also as individual and mass arbitration demands and pre-litigation demand letters, and can carry statutory damages assessed on a per-violation basis. Regardless of their merit, these claims can be costly and time-consuming to defend, and the potential for aggregated statutory damages may create pressure to settle. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
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
Competition for highly skilled personnel in our industry is intense, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled team members with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel with AI and machine learning backgrounds has been, and we expect it to continue to be, challenging. In addition, the restructuring plan we implemented in June 2026 is intended to help position us for long-term success by realigning our operating structure to optimize execution against our strategic priorities; however, it may be disruptive to our operations, may take longer to implement than anticipated, and may lead to attrition beyond planned staff reductions, or negatively impact our ability to attract and retain qualified management, technology software professionals or other personnel who are critical to our business.
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
In the locations where we directly hire our team members into one of our entities, we must ensure that we are compliant with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize professional employer organizations, or PEOs, we contract with the PEO for it to serve as “Employer of Record” for those team members engaged through the PEO in each applicable location. Under this model, team members are employed by the PEO but provide services to GitLab. We also engage team members through a PEO self-employed model in certain jurisdictions where we contract with the PEO, which in turn contracts with individual team members as independent contractors. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations. We also issue equity to a substantial portion of our team members, including team members engaged through PEOs and to independent contractors, and must ensure we remain compliant with securities laws of the applicable jurisdiction where such team members are located.
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
Risks Related to Our International Operations
We plan to continue to strategically structure our international operations in line with our business needs, which could subject us to additional costs and risks.
We plan to continue to strategically structure our international operations in the future. Outside of the United States, we currently have direct and indirect subsidiaries in Canada, Germany, France, India, Ireland, Israel, the Netherlands, Spain, the United Kingdom, Australia, Japan, South Korea, and Singapore, and have team members in many countries. We also have a joint venture in China. There are significant costs and risks inherent in conducting business in international markets, including:
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
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition. In addition, we implemented a restructuring plan in June 2026, and, as a result, we expect to exit operations in approximately 22 countries. This restructuring, the actual charges for which may exceed estimates, subjects us to additional risks, including risks associated with winding down or transferring local employment arrangements and PEO relationships, potential adverse tax, regulatory, or contractual consequences of exiting these jurisdictions, disruption to customer support and service continuity in affected regions, and operational and reputational risks associated with the transition. The restructuring may take longer than anticipated, and we cannot assure that we will be able to complete the restructuring without adverse effects on our business, operating results, or financial condition, including that anticipated cost savings may not be realized. Further, we may incur significant operating expenses as a result of our international operations, which may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.
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
The shares of our Class A common stock are concentrated in our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
On August 21, 2026, all of our Class B common stock converted into Class A common stock, due to Class B common stock representing less than 5% of our aggregate outstanding common stock (the “Sunset Date”). Following the Sunset Date, outstanding shares of our Class A common stock remain concentrated in our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
We cannot predict what effect, if any, the elimination of our dual class structure will have on the trading market for, or market price of, our common stock. Because we no longer have a dual class structure, we may become eligible for inclusion in certain stock indices from which we were previously excluded or restricted, which could increase demand for our common stock; however, we cannot assure you that any such inclusion will occur, or, if it does occur, that it will have a positive effect on the trading price of our common stock. Conversely, to the extent investors, stockholder advisory firms, or institutional investors continue to view our historical dual class structure, or the concentration of ownership and influence retained by our former Class B stockholders as a result of their historical voting control, unfavorably, this could continue to affect the market price of our common stock or the manner in which such parties evaluate our corporate governance practices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Recent Sales of Unregistered Equity Securities
There have been no sales of unregistered securities by the Company in the quarter ended July 31, 2026.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of our Class A common stock during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

May 1 – 31, 2026	0	$—	0	$350.0
June 1 – 30, 2026	1,878,389	$28.22	1,878,389	$296.9
July 1 – 31, 2026	1,583,016	$32.59	1,583,016	$245.3
Total	3,461,405	$30.21	3,461,405
(1) On March 2, 2026, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock (the "2026 Repurchase Program"). Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The 2026 Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, and the 2026 Repurchase Program may be suspended or discontinued at any time at our discretion. All repurchased shares were immediately retired upon settlement. Average price paid per share includes broker commissions; no excise tax is included in the average price per share. As of July 31, 2026, $245.3 million remained available for repurchase under the 2026 Repurchase Program. See “Note 9. Equity” of this Quarterly Report on Form 10-Q for additional information related to share repurchases
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Sytse Sijbrandij 10b5-1 Plan
On June 25, 2026, Sytse Sijbrandij, Co-Founder and Executive Chair of the Board of Directors of the Company, entered into, through Mr. Sijbrandij’s revocable trust (the “Trust”), a modification of a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of the Company’s Class A common stock owned by Mr. Sijbrandij through the Trust (the “Sijbrandij Plan Modification”). Under Rule 10b5-1, the Sijbrandij Plan Modification constituted a termination of an existing plan (the “Terminated Sijbrandij 10b5-1 Plan”) and an adoption of a new plan (the “New Sijbrandij 10b5-1 Plan”).
Each of the Terminated Sijbrandij 10b5-1 Plan and the New Sijbrandij 10b5-1 Plan was entered into and, in the case of the Terminated Sijbrandij 10b5-1 Plan, modified or terminated, during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and was or is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, as applicable. The New Sijbrandij 10b5-1 Plan provides for the potential sale of approximately 6,292,736 shares so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Sijbrandij 10b5-1 Plan, between September 24, 2026 and August 18, 2027.
The New Sijbrandij 10b5-1 Plan includes a representation from Mr. Sijbrandij to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the New Sijbrandij 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the New Sijbrandij 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the New Sijbrandij 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Sijbrandij was unaware, or with respect to any material nonpublic information acquired by Mr. Sijbrandij or the Company after the date of the representation.
Simon Mundy 10b5-1 Plan
On June 30, 2026, Simon Mundy, the Company’s Chief Accounting Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “New Mundy Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock. The New Mundy Rule 10b5-1 Plan will take effect on October 1, 2026 and on September 30, 2026 Mr. Mundy’s existing Rule 10b5-1 Plan will terminate according to its terms. The New Mundy Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The New Mundy Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s Class A common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Mundy Rule 10b5-1 Plan, between October 1, 2026 and September 30, 2027. The aggregate number of shares of Class A common stock that will be available for sale under the New Mundy Rule 10b5-1 Plan is not yet determinable because the shares available will be net of certain shares sold under Mr. Mundy’s prior pre-arranged written stock sale plan (the “Prior Mundy Rule 10b5-1 Plan”) and net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of the Company’s Class A common stock available for sale is approximately 56,647 shares, which reflects the maximum number of shares of Class A common stock held by Mr. Mundy that may be sold under the plan, without excluding certain shares that may be sold under the Prior Mundy Rule 10b5-1 Plan, and the maximum number of shares underlying Mr. Mundy’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations, in each case so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the New Mundy Rule 10b5-1 Plan.
The New Mundy Rule 10b5-1 Plan includes a representation from Mr. Mundy to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the New Mundy Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the New Mundy Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the New Mundy Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Mundy was unaware, or with respect to any material nonpublic information acquired by Mr. Mundy or the Company after the date of the representation.
Sivaprasad Padisetty 10b5-1 Plan
On June 29, 2026, Sivaprasad Padisetty, the Company’s Chief Technology Officer, entered into a new pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Padisetty Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s Class A common stock, including such shares resulting from the vesting and settlement of restricted stock units. The Padisetty Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The aggregate number of shares of Class A common stock that will be available for sale under the Padisetty Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards and will include shares to be acquired through the Company’s Employee Stock Purchase Plan (the “ESPP”). As such, for purposes of this disclosure, the aggregate number of shares of Class A common stock available for sale is approximately 351,924 shares, which reflects the aggregate maximum number of shares underlying Mr. Padisetty’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations or including the shares to be acquired through the ESPP. The Padisetty Rule 10b5-1 Plan provides for an approximate selling start date of September 10, 2026 with an end date of September 30, 2027.
The Padisetty Rule 10b5-1 Plan includes a representation from Mr. Padisetty to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Padisetty Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Padisetty Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Padisetty Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Padisetty was unaware, or with respect to any material nonpublic information acquired by Mr. Padisetty or the Company after the date of the representation.
Once executed, transactions under each of the New Sijbrandij 10b5-1 Plan, New Mundy Rule 10b5-1 Plan and the Padisetty Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, the Company does not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Sijbrandij, Mr. Mundy, Mr. Padisetty or other officers or directors of the Company.

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

GITLAB INC.
Date: September 1, 2026
	By:	/s/ William Staples
Name: William Staples
Title: Chief Executive Officer
Date: September 1, 2026
	By:	/s/ Jessica Ross
Name: Jessica Ross
Title: Chief Financial Officer
Date: September 1, 2026
	By:	/s/ Simon Mundy
Name: Simon Mundy
Title: Chief Accounting Officer